Form 10KSB
period 2004-04-30
TERRACE VENTURES INC
filed 2004-09-08
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

  ☒  Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended April 30, 2004

  ☐  Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER: 000-50569

TERRACE VENTURES INC.
(Name of small business issuer in its charter)

NEVADA	91-2147101
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 202, 810 Peace Portal Drive,
Blaine, WA	98230
(Address of principal executive offices)	(Zip Code)

(360) 332-1752
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:

SHARES OF COMMON STOCK, $0.001 PAR VALUE PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.  ☒

State issuer's revenues for its most recent fiscal year $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the
Exchange Act.) $304,250 as of August 30, 2004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,042,500 Shares of Common Stock as of August 30, 2004

Transitional Small Business Disclosure Format (check one):  Yes ☐      No ☒

TERRACE VENTURES INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED APRIL 30, 2004

GLOSSARY OF TECHNICAL TERMS

The following defined technical terms are used in this Annual Report on Form 10-KSB:

andesite	Volcanic rock (or lava) characteristically medium dark in color and containing 54 to 62 percent silica and moderate amounts of iron and magnesium.
assay	A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.
batholith
A large mass of igneous rock extending to great depth with its upper portion dome-like in  shape. It has crystallized below surface, but may be exposed as a result of erosion of the  overlying rock. Smaller masses of igneous rocks are known as bosses or plugs.

Canadian Cordillera	The name used to describe the mountains of western Canada, which includes not only the mountainous and plateau regions, but also the submerged regions on the continental shelf and slope.
chert	A sedimentary form of amorphous or extremely fine-grained silic, partially hydrous, found in concretions and beds.
feldspar	A group of rock-forming minerals.
igneous	A type of rock which has been formed by the consolidation of magma, a molten substance from the earth's core.
massive	Solid (without fractures) wide (thick) rock unit.
meta-volcanic	Metamorphosed volcanic rocks.
mineralization	The concentration of metals and their chemical compounds within a body of rock.
ore	A mixture of minerals and gangue from which at least one metal can be extracted at a profit.
molybdenum	A refractory metallic element used principally as an alloying agent in steel, cast iron, and superalloys to enhance strength, toughness, and wear and corrosion resistance.
pluton	Body of rock exposed after solidification at great depth.
pyroclastic	Pertaining to fragmented (clastic) rock material formed by a volcanic explosion or ejection from a volcanic vent.
quartz	A mineral whose composition is silicon dioxide. A crystalline form of silica.
reserve
For the purposes of this Annual Report on Form 10-KSB: that part of a mineral deposit  which could be economically and legally extracted or produced at the time of the reserve  determination. Reserves consist of:

(1) Proven (Measured) Reserves. Reserves for which: (a) quantity is computed from  dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are  computed from the results of detailed sampling; and (b) the sites for inspection, sampling  and measurement are spaced so closely and the geologic character is so well defined that  size, shape, depth and mineral content of reserves are well-established.

(2) Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality  are computed from information similar to that used for proven (measured) reserves, but the  sites for inspection, sampling and measurement are farther apart or are otherwise less  adequately spaced. The degree of assurance, although lower than that for proven  (measured) reserves, is high enough to assume continuity between points of observation.

sedimentary rock	A rock formed by the accumulation and cementation of mineral grains transported by wind, water, or ice to the site of deposition or chemically precipitated at the depositional site.
tuffs	Rock formed from pyroclastic material.
vein	An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.
volcanics	Volcanically formed rocks.

PART I

ITEM 1.              DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements about Terrace Ventures Inc.'s ("we", "us", "our" or "our company") business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act").

CORPORATE ORGANIZATION

We were incorporated on February 20, 2001, under the laws of the State of Nevada. We have no subsidiaries.

DESCRIPTION OF BUSINESS

In General

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a 100% undivided interest in a mineral claim that we refer to as the "Peach" mineral claim (the "Peach Claim") located in the Nicola, Simalkameen and Osoyoos Mining Divisions of the Province of British Columbia, Canada. Our plan of operations is to carry out exploration work on the Peach Claim in order to ascertain whether it possesses deposits of gold. Further exploration of this mineral claim is required before a final determination as to its viability can be made. No commercially viable mineral deposit may exist on our mineral claim. We can provide no assurance that our mineral claim contains a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. At this time, we have no reserves on our mineral claim. See "Item 6. Management's Discussion and Analysis or Plan of Operation – Plan of Operation".

Acquisition of the Peach Mineral Claim

We purchased the Peach Claim property from Don Archibald for cash consideration of $5,000 pursuant to a purchase agreement dated August 15, 2001.

Description of Property and Location of Peach Mineral Claim

The Peach Claim property is comprised of one mineral claim with a total area of approximately 1,236 acres, located in Nicola, Simalkameen and Osoyoos Mining Divisions, approximately 40 kilometres west of Kelowna, British Columbia, Canada, see "Figure 1" below. The claim is accessible by a gravel road. We obtained information on the area from the British Columbia Department of Mines and Geological Consultants in 2001. We believed the timing was opportune at that time to obtain this property at the price paid.

The Peach Claim is recorded with the Ministry of Energy and Mines, Province of British Columbia, Canada under the following name, tag and tenure number:

Name of Mineral Claim	Tag Number	Tenure Number	Expiry Date
PEACH #1	210577	385660	April 30, 2005

Title to the property is held in our name. The Province of British Columbia owns the land covered by the mineral claim. To our knowledge, there are no aboriginal land claims that might affect our title to the mineral claim or the Province's title of the property. There is no viable way for us to determine what claims, if any, certain aboriginal groups may make. The Government of British Columbia has adopted a policy that no private property rights will be expropriated to settle aboriginal land claims.

In order to maintain our mineral claim in good standing, we must complete exploration work on the mineral claims and file confirmation of the completion of work on the mineral claims with the applicable mining recording office of the British Columbia Ministry of Energy and Mines. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claims for one additional year. As our mineral claim is effective until April 30, 2005, we must file confirmation of the completion of exploration work in the minimum amount of approximately $72 per unit or make a payment in lieu or exploration work in the minimum amount by April 30, 2005. The fee amount increases from $72 (CDN$100) per unit, per year in the first three years to approximately $144 per unit (CDN$200), per year afterwards, up to ten years. The Peach claim is 20 units in size, therefore the work requirement for the next year is $2,863 (CDN$4,000). If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claims will lapse on April 30, 2005, and we will lose all interest that we have in these mineral claims.

Mr. Archibald recorded our claim to cover the main area of potential gold mineralization. We are the legal owner of the Peach Claim and no other person or entity has any interest in our mineral claim.

Figure 1
Location of Claim

Terrace Ventures Inc.
Peach Property
Nicola, Simalkameen & Osoyoos Mining Divisions
British Columbia
NTS 092H16E
Claim Map
June 2002
Scale: As Shown
Figure 2
NICOLA MINING DIVISION
OSOYOOS MINING DIVISION
SIMILKAMEEN MINING DIVISION
Peach #1
LCP
N
S
HEADWATER LAKES
BRITISH COLUMBIA
PEACH CLAIM
MINISTRY OF ENERGY AND MINES
ENERGY AND MINERALS DIVISION
MINERAL TITLES BRANCH
MINERAL TITLES REFERENCE MAP
M092H090
INDEX TO ADJOINING MAPS
LAST MAP UPDATE: 2001 MAR 09
Version Number:0002
1983 North American Datum
U.T.M. Coordinate System - Zone 10
PLANIMETRIC LEGEND
MINERAL TENURES

Recommendations of Geological Report and the Geological Exploration Program

We engaged Paul Reynolds, B.Sc., P.Geo., to prepare a geological evaluation report on the Peach Claim. Mr. Reynolds is a consulting professional geologist in the Geological Section of the Association of Professional Engineers and Geoscientists of the Province of British Columbia, Canada.

The work completed by Mr. Reynolds in preparing the geological report consisted of the review of geological data from previous exploration. The acquisition of this data involved the research and investigation of historic files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claim. The work involved in this data acquisition included report reproduction and compilation of pre-existing information.

We received the geological evaluation report on the Peach Claim prepared by Mr. Reynolds on September 25, 2001. This report is entitled "Geological Summary Report on the Peach Property". The geological report summarizes the results of the history of the exploration of the mineral claim, the regional and local geology of the mineral claim and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claim and recommends a further geological exploration program on the mineral claim.

In his geological report, Mr. Reynolds, recommended that a three phase exploration program, at an approximate cost of $22,500, be undertaken on the property to assess its potential to host high grade gold mineralization within quartz and sulphide veins, with a fourth phase of diamond drilling and/or mechanical trenching subject to positive results from earlier exploratory work. The four phase program consists of the following:

Phase	Exploration Program	Status	Cost
Phase I	A thorough assessment of the known showings along with basic geological mapping and rock sampling.	Completed in June, 2002.	$5,000
Phase II	Prospecting, geological outcrop mapping, and detailed soil sampling in areas of interest.	Commenced and expected to be completed in late 2004.	$7,500
Phase III	Soil sampling to be conducted on a flagged grid within prospective areas identified by the two previous phases.	To be completed in mid 2005 based on results of Phase II.	$10,000
Phase IV	Subject to positive results from the previous phases, mechanical trenching and/or diamond drilling.	To be completed in late 2005 based on results of Phase III.	To be determined based on the Results of Phases II and III

The phased program of exploration activities would have a goal of generating and prioritizing targets to test by trenching or drilling. The initial exploration activities on the Peach Claim (grid establishment, geological mapping, soil sampling and geophysical surveys) do not involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

Our cash on hand as of April 30, 2004 is $13,134. We have sufficient cash on hand to pay the costs of Phase II of our proposed exploration program. However, we may require additional financing in order to proceed with any additional work beyond Phase II of our exploration program.

The geological review and interpretations required in Phases II and III of the exploration program will be comprised of reviewing the data acquired and analyzing this data to assess the potential mineralization of the mineral claim. Geological review entails the geological study of an area to determine the geological characteristics, identification of rock types and any obvious indications of mineralization. The purpose of undertaking the geological review is to determine if there is sufficient indication of mineralization to warrant additional exploration. Positive results at each stage of the exploration program would be required to justify continuing with the next stage. Such positive results would include the identification of the zones of mineralization. As mentioned, positive results have been achieved for Phase I of the work program and the commencement and completion of work on Phase II is considered justified.

Current State of Exploration

Our mineral claim presently does not have any mineral reserves. The property that is the subject to our mineral claim is undeveloped and does not contain any open-pit or underground mines. There is no plant or equipment located on the property that is the subject of the mineral claim. Power is readily available from nearby transmission lines. Water in sufficient quantities for drilling is available from nearby streams and lakes.

We have only recently commenced exploration of the Peach Claim and this exploration is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

Geological Exploration Program

Phase I of our exploration program was completed in June, 2002. The Phase I exploratory program was conducted by Mr. Reynolds over a period of three days and consisted of rock sampling and an assessment of areas previously reported to have potential mineralization. On June 27, 2002, Mr. Reynolds, our consulting geologist, completed his review of Phase I one work results on our Peach Claim and provided us with a report containing his conclusions. Mr. Reynolds concluded that the results were favorable and he recommended we proceed to the next stage of our exploration program. The second phase consisting of prospecting, geological outcrop mapping, and detailed soil sampling in areas of interest is anticipated to commence in late 2004.

The second phase consisting of prospecting, geological outcrop mapping, and detailed soil sampling in areas of interest is currently under way and is expected to be completed in the fall season of 2004. A decision on proceeding beyond the planned Phase III will be made by assessing whether the results of Phase II and Phase III were sufficiently positive to enable us to obtain the financing we will need for us to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase III. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a myriad of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage. It is impossible to quantify in advance what will be sufficiently positive.

We plan to proceed with Phase IV of our exploration program, if recommended by our geologist, and subject to the results of Phase II and Phase III. Costs will depend on recommendations, which cannot be made until we receive the assay results for Phase II and Phase III.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy and Mines.

The Ministry of Energy and Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the Mineral Tenure Act, administered by the Mineral Titles Branch of the Ministry of Energy and Mines, and the Mines Act, as well as the Health, Safety and Reclamation Code and the Mineral Exploration Code.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

We have completed Phase I of the work program including a review of Phase I and recommendations from the geologist. The first phase consisted of consisted of rock sampling and an assessment of areas previously reported to have potential mineralization.

We have not budgeted for regulatory compliance costs in the proposed work program recommended by the geological report. British Columbia law requires that a holder of title to mineral claims must spend at least $72 (CDN$100) per mineral claim unit per year in order to keep the property in good standing, which we have done. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

Prior to undertaking mineral exploration activities, we must make application under the British Columbia Mines Act for a permit, if we anticipate disturbing land. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. The initial exploration activities on the Peach Claim (grid establishment, geological mapping, soil sampling, geophysical surveys) do not involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

  Water discharge will have to meet drinking water standards;

  Dust generation will have to be minimal or otherwise re-mediated;

  Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

  An assessment of all material to be left on the surface will need to be environmentally benign;

  Ground water will have to be monitored for any potential contaminants;

  The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

  There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Competition

We are a mineral resource exploration and development company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Employees

We have no employees as of the date of this Annual Report on Form 10-KSB other than our two officers. We conduct our business largely through agreements with consultants and arms-length third parties.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

RISK FACTORS

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $96,966 for the period from February 20, 2001 (inception) to April 30, 2004, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail.

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at April 30, 2004, we had cash in the amount of $13,134. We currently do not have any operations and we have no income. Our plan of operations calls for significant expenses in connection with the exploration of our mineral claim. We have sufficient cash on hand to complete Phase II of our proposed exploration program. However, we may need additional financing to proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claim are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Since this is an exploration project, we face a high risk of business failure due to our inability to predict the success of our business.

We have just begun the initial stages of exploration of our mineral claim, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on February 20, 2001, and to date have been involved primarily in organizational activities, the acquisition of the mineral claim, obtaining a summary geological report and performing certain limited work on our mineral claim. We have not earned any revenues to date.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our Phase II and Phase III exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

Because access to our mineral claim may be restricted by inclement weather, we may be delayed in our exploration.

Access to the Peach Claim may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our exploration efforts.

The property comprises one mineral claim with a total area of approximately 1,236 acres, located in Nicola, Simalkameen and Osoyoos Mining Divisions, approximately 40 kilometres west of Kelowna, British Columbia, Canada. This is an essentially undeveloped area in British Columbia. The area consists of many mountains and lakes with heavy forestation. An unpaved gravel road is the only access. Winters are often severe with rain, freezing rain, wind, and snow common between November and March, making the road often unsafe and impassable for travel.

As we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

Because our executive officers do not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

Mr. Gordon F. Burley and Mr. Ryan S. McCleery our executive officers and directors, do not have any formal training as geologists or in the technical aspects of management of a mineral exploration company.

Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because our executive officers have only agreed to provide their services on a part-time basis, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our directors and officers are employed on a full time basis by other companies. Because we are in the early stages of our business, Mr. Burley and Mr. McCleery will not be spending a significant amount of time on our business. Mr. Burley expects to expend approximately 5 to 7 hours per week on our business. Mr. McCleery expects to spend approximately 6 to 8 hours per week on our business. Competing demands on Mr. Burley's and Mr. McCleery's time may lead to a divergence between their interests and the interests of other shareholders.

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We intend to apply for trading of our common stock on the over-the-counter bulletin board. However, we can provide no assurance that our shares will be approved for trading on the bulletin board or, if traded, that a public market will materialize. If our common stock is not traded on the bulletin board or if a public market for our common stock does not develop, stockholders may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

The Securities and Exchange Commission (the "SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities may constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

  contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

  contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirementsof securities laws;

  contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

  contains a toll-free telephone number for inquiries on disciplinary actions;

  defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

  contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

As our business assets and our directors and officers are located outside of the United States, investors may be limited in their ability to enforce civil actions against our assets or our directors and officers.

Our business assets are located in Canada and our directors and officers are residents of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon our assets or our directors or officers, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of our assets or our directors and officers predicated solely upon such civil liabilities.

ITEM 2.              DESCRIPTION OF PROPERTY.

We own a 100% interest in the Peach Claim. We do not own any property other than the Peach Claim. We rent office space at Suite 202, 810 Peace Portal Drive, Blaine, WA 98230, consisting of approximately 1124 square feet, at a cost of $250 per month. This rental is on a month-to-month basis without a formal contract. We pay a fee of $500 per month for office related services provided in connection with our office rental.

Exploration History of the Peach Claim

The area of the Peach Claim property has been extensively explored for copper and molybdenum deposits during the late 1960's and early 1970's. Soil geochemistry, induced polarization surveys and airborne magnetometer surveys were conducted between 1966 and 1969 in the area of the Peach Claim property. From 1990 to 1995, Fairfield conducted soil geochemistry, stream sediment sampling, prospecting and geological mapping in the area of the Peach Claim property.

During 1990 and 1991, prospecting and reconnaissance rock sampling revealed numerous gold/silver bearing quartz vein and stringer occurrences on the Crest 10 and Pen 13 claims which are now partially covered by the Peach Claim.

Trenching during 1994 at one of the showings near Brenda Lake, to the north of the current Peach Claim, uncovered gold-quartz veins. Five short holes totalling 124 metres were diamond drilled at this showing in 1995 but no significant gold mineralization was encountered.

Geology of Peach Mineral Claim

Much of the Peach Claim property is covered by glacial drift. Outcrops are essentially restricted to old trenches, roadcuts, ridge tops and stream gullies.

The property is underlain by volcanic and sedimentary rocks of the Nicola Group. Prior mapping data indicate a north-northeast striking, west-northwest dipping succession of andesitic flows and tuffs of the Peachland Creek formation and argillites and limy argillites of the Stemwinder Formation.

In the northern third of the property a number of quartz veins have been found cutting argillite and siliceous volcanic rocks. The quartz is glassy, grey to white locally with sparse disseminated pyrite and minor black grains, possibly tetrahedrite.

The Peach Claim property lies within the Intermontane Belt of the Canadian Cordillera. The area is mainly underlain by westerly younging, Upper Triassic sedimentary and volcaniclastic rocks of the Nicola Group. These are intruded by plutonic rocks of the Early Jurassic Pennask batholith.

The oldest rocks in the area, informally called the Peachland Creek formation, are divided into an older, predominately mafic tuffaceous and volcanic unit to the east and a more felsic suite of dacitic ash tuffs, flows and subvolcanic intrusions to the west.

The Peachland Creek formation is overlain to the west by the predominately sedimentary Stemwinder Mountain formation. In the area of the Peach claims this formation is divisible into three main units. At the base is a locally developed, thin horizon of polymictic conglomerate containing angular clasts of limestone, marble, siltstone, argillite, chert and andesitic volcanic rocks set within a tuffaceous matrix. This is overlain by a thicker sequence of black, limy argillites and siltstones interbedded with thin layers of black, gritty limestone and locally conglomerates. The top of the Stemwinder Mountain formation is characterised by a thick, monotonous sequence of black argillite with lesser amounts of siltsone, tuffaceous siltsone and tuff.

The youngest rocks in the Nicola Group are the Whistle Creek formation which consist primarily of bedded to massive, amphibole and pyroxene bearing ash and lapilli tuffs of andesitic composition as well as some tuffaceous siltstone and argillite.

The Nicola Group rocks are intruded by small bodies of unknown age ranging in composition from diorite through quartz diorite to granodiorite. The Pennask batholith is believed to be Early Jurassic in age, is massive to weakly foliated and ranges in composition from quartz diorite to granodiorite.

To the west of the property area, the Hidden Lake stock is comprised of a massive hornblende-bearing granodiorite. To the north of the property area, the Princeton Group comprises maroon coloured volcanic flows with rare interbedded arkosic sandstone which are overlain by flat-lying to gently dipping, bedded, grey dust tuffs.

Physiography, Climate and Infrastructure

The Peach Claim property is situated on the edge of the Okanagan Plateau of south central British Columbia. The typical topography here is gently rolling, with rounded ridge tops and deeply incised dendritic stream valleys. Locally steep mountain slopes dominate. The claims lie at elevations ranging from 1,524 metres (5,000 feet) above sea level in the southeast corner, to a high of 1,768 metres (5,800 feet) in the southwest and northeast. The forest vegetation on the property consists of mainly fir, pine, spruce and aspen, some of which has been harvested by logging.

The climate is characterised by relatively low precipitation with temperatures ranging from minus 20° Celsius in the winter to over 30° Celsius in the summer. The summer months are generally dry, while a snow pack of up to two metres (6.5 feet) may accumulate during the winter. The property is easily accessible from late May to late November, although some work such as geophysical surveys and drilling could take place year round.

The Peach Claim property is accessed by good gravel logging roads. The city of Kelowna lies 40 kilometres to the east-northeast. It is the major service centre for the Okanagan Valley region. Provincial highways, rail freight lines, and an airport serve the city. Sufficient equipment, service suppliers and exploration personnel can be obtained in Kelowna.

Power is readily available from nearby transmission lines running to the formerly producing Brenda mine. Water in sufficient quantities for drilling is available from nearby streams and lakes.

ITEM 3.              LEGAL PROCEEDINGS.

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended April 30, 2004.

PART II

ITEM 5.              MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

NO PUBLIC MARKET FOR COMMON STOCK

There is presently no public market for our common stock. We anticipate applying for trading of our common stock on the over-the-counter bulletin board. However, we can provide no assurance that our shares will be traded on the over-the-counter bulletin board or, if traded, that a public market will materialize.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

HOLDERS OF OUR COMMON STOCK

As of August 30, 2004 we have ninety seven (97) registered shareholders and 7,042,500 shares of our common stock issued and outstanding.

DIVIDENDS

We have not declared any dividends on our common stock since our inception in February, 2001. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Our governing statute, Chapter 78 - "Private Corporations" of the Nevada Revised Statutes (the "NRS"), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)
our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution. (except as otherwise specifically allowed by our articles of incorporation).

RECENT SALES OF UNREGISTERED SECURITIES

We completed the following unregistered sales of shares of our common stock during the year ended April 30, 2004.

We issued 125,000 shares of our common stock on November 6, 2003 to a purchaser at a price of $0.10 per share. The total amount we received from this offering was $12,500. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and are restricted shares as defined in the Securities Act.

We completed an offering of 275,000 shares of our common stock at a price of $0.10 per share to a total of three purchasers on November 6, 2003. The total amount we received from this offering was $27,500. We completed the offering pursuant to Regulation S of the Securities Act. All securities issued pursuant to Regulation S of the Securities Act are deemed to be "restricted securities" as defined in Rule 144 of the Securities Act. The securities issued in the offering were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Securities Act and could not be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

ITEM 6.              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB that are forward-looking in nature are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to our capital needs, business strategy and expectations, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Annual Report on Form 10-KSB, the words "may," "could," "should," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Annual Report on Form 10-KSB with respect to future events, the outcome of which are subject to risks, which may have a significant impact on our business, operating results or financial condition. You are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified under the heading "Risk Factors" in this Annual Report on Form 10-KSB, among others, may impact forward-looking statements contained in this Annual Report on Form 10-KSB.

PLAN OF OPERATIONS

Our plan of operations is to conduct mineral exploration activities on the Peach Claim in order to assess whether this claim possesses commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable deposits of gold minerals. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claim.

We engaged Mr. Reynolds, B.Sc. P.Eng., our geological consultant, to prepare a geological evaluation report on the Peach Claim. We received this report entitled "Geological Summary Report on the Peach Property" on September 25, 2001. This report summarized the results of the history of the exploration of the mineral claim, the regional and local geology of the mineral claim and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gave conclusions regarding potential mineralization of the mineral claim and recommended a four phase exploration program on the mineral claim.

We completed Phase I of our planned four phase exploration program on the Peach Claim property in June, 2002. The total cost for the first phase was approximately $5,000. Following the successful completion of Phase I, our geologist recommended that we complete a second phase consisting of geological prospecting, geological outcrop mapping, and detailed soil sampling in areas of interest. Phase II of our exploration program has commenced and is expected to be completed in the fall season of 2004. The estimated costs of completing Phase II of our exploration program is approximately $7,500.

A decision on proceeding beyond the planned Phase II and Phase III explorations will be made by assessing whether the results of Phase II and Phase III are sufficiently positive to enable us to obtain the financing we will need for us to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase II and Phase III. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage. It is impossible to quantify in advance what will be sufficiently positive.

We are currently proceeding with Phase II of our exploration program for the Peach Claim. We have sufficient cash on hand to pay the costs of Phase II of our proposed exploration program and will require additional financing to fund our operations for the next twelve months. We will also require additional financing in order to proceed with any additional work beyond Phase II of our exploration program.

During this exploration stage, our president will only be devoting approximately six hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months; nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all tools needed for the exploratory work being conducted. Our total expenditures over the next twelve months are anticipated to be approximately $25,000. Our cash on hand as at April 30, 2004 is $13,134. We have sufficient cash on hand to pay the costs of Phase II of our proposed exploration program; however, we will require further financing to fund our operations for the next twelve months. We will also require additional financing in order to proceed with any additional work beyond Phase II of our exploration program.

RESULTS OF OPERATIONS

Year End Summary

	Year Ended April 30
			Percentage
	2004	2003	Increase / (Decrease)
Revenue	$ -	$-	n/a
Expenses	$58,708	$17,632	232%
Net Income (Loss)	$(58,708)	$(17,632)	232%

Revenues

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Operating Expenses

Our operating expenses were $58,708 for the year ended April 30, 2004 compared to operating expenses of $17,632 for the year ended April 30, 2003. Operating expenses for the years ended April 30, 2004 and 2003 included the following expenses:

	Year Ended	Year Ended
Operating Expenses	April 30, 2004	April 30, 2003
Professional fees	$30,031	$5,066
Office and sundry	$1,383	$3,616
Office facilities and services	$9,000	$8,950
Regulatory expenses and fees	$4,294	$-
Mineral Exploration Expenses	$14,000	$-

We incurred operating expenses in the amount of $58,708 for the year ended April 30, 2004 compared to operating expenses of $17,632 for the year ended April 30, 2003. Our operating expenses incurred during the year ended April 30, 2004 included the following: (a) office related fees in the amount of $10,383 and rent in the amount of $3,000; (b) professional fees in the amount of $30,031 in connection with our corporate organization and ongoing reporting obligations under the Exchange Act; and (c) mineral exploration expenses of $14,000. During the year ended April 30, 2004 we incurred an additional $9,000 in audit fees due to our change in auditors and their subsequent review of our audited financial statements. See "Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure".

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our completion of Phase II of our geological exploration program and the professional fees to be incurred in connection with our ongoing reporting obligations under the Exchange Act.

Net Loss

We recorded a net loss of $58,708 for the year ended April 30, 2004, compared to a net loss of $17,632 for the comparative period in 2003.

We incurred a loss in the amount of $96,946 for the period from inception to April 30, 2004. Our loss during these periods was entirely attributable to operating expenses.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

			Percentage
	At April 30, 2004	At April 30, 2003	Increase / (Decrease)
Current Assets	$13,134	$10,112	30%
Current Liabilities	$26,830	$5,100	426%
Working Capital (Deficit)	$(13,696)	$5,012	(173)%

Cash Flows

		Year Ended April 30
		2004	2003

Cash Flows from (used in) Operating Activities		$(36,978)	$(17,532)
Cash Flows from (used in) Investing Activities		$ -	$ -
Cash Flows from (used in) Financing Activities		$40,000	$14,250
Net Increase (decrease) in Cash During Period		$3,022	$(3,282)

We had cash on hand of $13,134 as at April 30, 2004, and a working capital deficit of $13,696 as of April 30, 2004 compared to working capital of $5,012 as of April 30, 2003. We anticipate that we will incur approximately $25,000 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

Since our inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. We issued 4,000,000 shares of our common stock on March 9, 2001 to a total of two purchasers at a price of $0.001 per share. The total amount we received from this offering was $4,000. These shares were issued pursuant to Section 4(2) of the United States Securities Act and are restricted shares as defined in the Securities Act.

We completed an offering of 2,500,000 shares of our common stock at a price of $0.01 per share to a total of 11 purchasers on August 15, 2001. The total amount we received from this offering was $25,000. We completed the offering pursuant to Regulation S of the Securities Act.

We completed an offering of 142,500 shares of our common stock at a price of $0.10 per share to a total of 80 purchasers on September 30, 2002. The total amount we received from this offering was $14,250. We completed the offering pursuant to Regulation S of the Securities Act.

We issued 125,000 shares of our common stock on November 6, 2003 to a purchaser at a price of $0.10 per share. The total amount we received from this offering was $12,500. These shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

We completed an offering of 275,000 shares of our common stock at a price of $0.10 per share to a total of three purchasers on November 6, 2003. The total amount we received from this offering was $27,500. We completed the offering pursuant to Regulation S of the Securities Act.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Financing Requirements

From inception to April 30, 2004, we have suffered recurring losses in the amount of $96,946 and net cash outflows from operations. We expect to continue to incur substantial losses until we complete the development of our business.

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at April 30, 2004, we had cash in the amount of $13,134. We currently do not have any operations and we have no income. Our plan of operations calls for significant expenses in connection with the exploration of our mineral claim. We have sufficient cash on hand to complete Phase II of our proposed exploration program. However, we may need additional financing to proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claim are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7.              FINANCIAL STATEMENTS.

TERRACE VENTURES INC.

FINANCIAL STATEMENTS

APRIL 30, 2004 AND APRIL 30, 2003

SARNA & COMPANY
Certified
Public

Accountants
	310	Westlake	805
	N. Westlake	Village	371-8900
	Boulevard	California	Fax 805
	Suite 270	91362	79-0140

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Terrace Ventures Inc.

We have audited the accompanying balance sheet of Terrace Ventures Inc., an exploration stage company, as of April 30, 2004 and April 30, 2003 and the related statements of operations and accumulated deficit, changes in stockholders' equity, and statement of cash flows for the years then ended. These financial statements are the responsibility of Terrace Ventures' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted out audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terrace Ventures Inc. as of April 30, 2004 and April 30, 2003, and the results of its operations, changes in stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental statement of operating expenses is presented for the purposes of additional analysis and is not a required part of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Sarna & Company"
Sarna & Company
Certified Public Accountants
June 14, 2004

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS

	APRIL 30,	APRIL 30,
	2004	2003

Current Assets
Cash	$13,134	$10,112
Total Current Assets	13,134	10,112

TOTAL ASSETS	$13,134	$10,112

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$26,830	$5,100

Total Current Liabilities	26,830	5,100

Stockholders' Equity
Common Stock, $0.001 par value
100,000,000 shares authorized,
7,042,500 shares and 6,642,500
issued	704	664
Additional Paid in Capital	82,546	42,586
Accumulated deficit	(96,946)	(38,238)
Total Stockholders' Equity	(13,696)	5,012

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$13,134	$10,112

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

	YEAR ENDED	YEAR ENDED		INCEPTION-
	APRIL 30, 2004	APRIL 30, 2003	$	APRIL 30, 2004

Revenues	$-0-	$-0-		-0-

Operating Expenses	(58,708)	(17,632)		(96,946)

Loss Before Provision for	(58,708)	(17,632)		(96,946)
Income Taxes

Provision for Income Taxes	(0)	(0)		(0)

Net Loss	(58,708)	(17,632)		(96,946)

Deficit, Beginning
of Period	(38,238)	(20,606)		(0)

Accumulated Deficit, End
of Period	$(96,946)	$(38,238)		$(96,946)

Net Loss per Share	$(0.01)	$(0.01)		$(0.01)

Weighted Average
Shares Outstanding	6,589,063	6,589,063		5,622,917

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock				Additional		Accumulated		Total
			Dollar		Paid in		Deficit		Stockholders'
	Shares		Amount		Capital				Equity

Inception
February 20, 2001	----	$	----	$	----	$	----	$	-----

Common Stock Issued
$0.001 per share
April 9, 2001	4,000,000		400		3,600		----		4,000

Net Loss
Period Ended
April 30, 2001	----		----		----		(1,410)		(1,410)

Balances
April 30, 2001	4,000,000		400		3,600		(1,410)		2,590

Common Stock Issued
$0.01 per share
August 15, 2001	2,500,000		250		24,750		----		25,000

Net Loss
Period Ended
April 30, 2002	----		----		----		(19,196)		(19,196)

Balances
April 30, 2002	6,500,000		650		28,350		(20,606)		8,394

Common Stock Issued
$0.10 per share
September 30, 2002	142,500		14		14,236		----		14,250

Net Loss
Period Ended
April 30, 2003	----		----		----		(17,632)		(17,632)

Balances
April 30, 2003	6,642,500		$664		$42,586		$(38,238)		$5,012

Common Stock Issued
$0.10 per share
November 6, 2003	125,000		12		12,488		----		12,500

Common Stock Issued
$0.10 per share
November 6, 2003	275,000		28		27,472		----		27,500

Net Loss
Period Ended
April 30, 2004	----		----		----		(58,708)		(58,708)

Balances
April 30, 2004	7,042,500		$704		$82,546		$(96,946)		$(13,696)

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

	YEAR ENDED	YEAR ENDED	INCEPTION-
	APR 30, 2004	APR 30, 2003	APR 30, 2004
Cash Flows from
Operating Activities:

Net Loss	$(58,708)	$(17,632)	$(96,946)
Increase (Decrease)
Accounts Payable	21,730	100	26,830

Net Cash (Used) Provided by
Operating Activities	(36,978)	(17,532)	(70,166)

Cash Flows from
Financing Activities:

Proceeds from Issuance of
Common Stock	40,000	14,250	83,250

Cash Provided by
Financing Activities	40,000	14,250	83,250

Cash Flows from
Investing Activities

Exploration and Property Rights:	-0-	-0-	-0-

Cash Used by
Investing Activities	-0-	-0-	-0-

Net Increase (Decrease) in Cash	3,022	(3,282)	13,134

Cash at Beginning of Period	10,112	13,394	-0-

Cash at End of Period	$13,134	$10,112	$13,134

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Terrace Ventures Inc. was incorporated on February 20, 2001 in the state of Nevada. The Company acquires and develops certain mineral rights in Canada.

Basis of Presentation

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Exploration Stage Company

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company is primarily engaged in the acquisition and exploration of mining properties. Upon the location of commercially minable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

Pro Forma Compensation Expense

No stock options have been issued by Terrace Ventures Inc. Accordingly, no pro forma compensation expense is reported in these financial statements.

Mineral Property Acquisition and Exploration Costs

The Company expenses all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of any exploration prospects, therefore, all costs are being expensed.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Depreciation, Amortization and Capitalization

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years).

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Income Taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

Fair Value of Financial Instruments

Financial accounting Standards Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

Per Share Information

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended April 30, 2004 and April 30, 2003 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently rents administrative office space under a monthly renewable contract.

Litigation

The Company is not presently involved in any litigation.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 5 – GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $96,946 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

	YEAR ENDED	YEAR ENDED		INCEPTION-
	APRIL 30,2004	APRIL 30,2003		APRIL 30, 2004

Operating Expenses
Accounting	$15,920	$1,500		$17,420
Exploration Expense	14,000	-0	-	24,266
Legal	14,111	3,566		22,997
Office Administration	6,000	6,000		14,500
Office Expenses	28	1,061		1,498
Regulatory Expenses/Fees	4,294	-0	-	4,294
Rent	3,000	2,950		7,950
Telephone	720	624		1,344
Travel & Entertainment	635	1,931		2,677

Total Operating Expenses	$58,708	$17,632		$96,946

See Notes to Financial Statement

ITEM 8.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 18, 2004, Morgan & Company resigned as our independent accountants. On March 18, 2004 our board of directors decided to engage Sarna & Company, to serve as our independent accountants and approved the change of independent accountants. We made the decision to change our auditors pursuant to the SEC's request that we retain a U.S. auditor and to comply with certain of the registration requirements of the Public Company Accounting Oversight Board ("PCAOB") which prohibit accounting firms that are not registered with the PCAOB from preparing or issuing audit reports on U.S. public companies or from participating in these activities.

The reports of Morgan & Company on our consolidated financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and, except for a "going concern" qualification, were not qualified or modified as to audit scope or accounting principles.

During our two most recent fiscal years, and the subsequent interim periods preceding Morgan & Company's resignation, we had no disagreements with Morgan & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Morgan & Company, would have caused Morgan & Company to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for such years and interim periods. We believe that during our two most recent fiscal years and the subsequent interim periods preceding Morgan & Company's resignation, there were no "reportable events," as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 8A.            CONTROLS AND PROCEDURES.

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives. Our Principal Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Principal Executive Officer and Principal Financial Officer have determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART III

ITEM 9.              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current executive officers and directors are:

Name	Age	Position

Gordon F. Burley	65	Director, President and Chief Executive Officer

Ryan S. McCleery	29	Director, Secretary, Treasurer and Chief Financial Officer

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Gordon Frederick Burley is our president and a director. Mr. Burley was appointed as a director on February 20, 2001 and has served as our president since February 28, 2003. Mr. Burley has served as purchasing agent and estimator for LNS Services Ltd., a design-build contractor, since 1996. From 1968 to 1996, Mr. Burley was a self-employed contractor specializing in hospital and commercial laundry and dry-cleaning installations.

Mr. Burley provides his services on a part-time basis as required for our business. Mr. Burley presently commits approximately 5 to 7 hours a week of his business time to our business.

Mr. Ryan S. McCleery is our secretary, treasurer and a director. Mr. McCleery was appointed a director on June 30, 2002 and has served as our secretary and treasurer since February 28, 2003. Mr. McCleery currently is an account executive for Brookdale (a Du Pont Canada Company), which manufactures fire-safety products. Prior to working at Brookdale, Mr. McCleery was engaged in the brokerage industry, most recently as a sales assistant with Canaccord Capital from December 1999 through May 2001. He has also served as a director of International All North Resource Corp. from June 1995 to February 1996.

Mr. McCleery provides his services on a part-time basis as required for our business. Mr. McCleery presently commits approximately 6 to 8 hours a week of his business time to our business.

Mr. Burley and Mr. McCleery do not have formal training as geologists or in the technical or managerial aspects of management of a mineral exploration company. Their prior managerial and consulting positions have not been in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training and experience in the mining industry. We rely on our independent geological consultant, Paul Reynolds, B. Sc., P.Geo., to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

Terms of Office

Our directors are appointed for one year terms to hold office until the next annual general meeting of the holders of the our common stock, as provided by Article 330 of Chapter 78 "Private Corporations" of the Nevada Revised Statutes, or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board.

We presently do not pay to our directors or officers any salary or consulting fee. We do not pay to our directors any compensation for each director serving as a director on our board of directors We anticipate that compensation may be paid to officers in the event that we determines to proceed with additional exploration programs beyond the second phase of our exploration program.

Significant Employees

We have no significant employees other than our officers and directors. We conduct our business through agreements with consultants and arms-length third parties.

Committees of the Board Of Directors

Our audit committee presently consists of members of our board of directors. We presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors is considering establish various committees during the current fiscal year.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended April 30, 2004 all such filing requirements applicable to our officers and directors were complied with.

ITEM 10.             EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of our employees, officers or directors since our inception. We have not paid any other salaries or other compensation to our officers, directors or employees since our inception.

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ending April 30, 2004. We have also not granted any stock options to the executive officers since our inception.

Exercises of Stock Options and Year-End Option Values

No stock options were exercised by our officers, directors or employees during the financial year ended April 30, 2004. No stock options have been exercised since April 30, 2004.

COMPENSATION ARRANGEMENTS

We do not pay to our directors or officers any salary or consulting fee. We anticipate that compensation may be paid to officers in the event that we decide to proceed with additional exploration programs beyond the second stage program. We do not pay to our directors any compensation for each director serving as a director on our board of directors.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal agreements. Our verbal agreement with our geologist includes his reviewing all of the results from the exploratory work performed upon the site and making recommendations based on those results in exchange for payments equal to the usual and customary rates received by geologists performing similar consulting services. Additionally, we have a verbal agreement with our outside auditors to perform requested accounting functions at their normal and customary rates.

EMPLOYMENT CONTRACTS

We are not party to any employment contracts with any of our named executed officers.

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 30, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Gordon F. Burley, Director, President and Chief Executive Officer #603 – 3600 Windcrest Drive North Vancouver, BC V6G 2S5	3,000,000 Shares of Common Stock Direct	42.6%
Common Stock	Ryan S. McCleery, Director , Chief Financial Officer, Secretary and Treasurer 2033 Comox Street Vancouver, BC V6G 1S1	1,000,000 Shares of Common Stock Direct	14.1%
Common Stock	All Directors and Executive Officers as a Group (2 persons)	4,000,000 Shares of Common Stock	56.7%

(1)
Based on 7,042,500 shares of our common stock issued and outstanding as of August 30, 2004. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 30, 2004.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

EQUITY COMPENSATION PLAN INFORMATION.

We are not party to any equity compensation plans. The following summary equity compensation plan information is presented as of April 30, 2004.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Nil	N/A	N/A
Equity Compensation Plans Not Approved By Security Holders	Nil	N/A	N/A

ITEM 12.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

  Any of our directors or officers;

  Any person proposed as a nominee for election as a director;

  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

  Any of our promoters; and

  Any relative or spouse of any of the foregoing persons who has the same house as such person.

We issued 4,000,000 shares of our common stock on March 9, 2001 at a price of $0.001 per share to our former president and to our current president, Gordon F. Burley. Each acquired 2,000,000 shares of our common stock and paid a total purchase price of $2,000 for these shares. These shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Act. This issuance was made to our former president, and Mr. Burley our president, each of which are sophisticated individuals and by way of their positions are in a position of access to relevant and material information regarding our operations.

ITEM 13.             EXHIBITS AND REPORTS ON FORM 8-K.

(a)            Exhibits

Exhibit Number	Description of Exhibit

2.1	Articles of Incorporation.(1)

2.2	Bylaws.(1)

6.1	Mineral Claim Purchase Agreement dated August 15, 2001 between Terrace Ventures Inc. and Don Archibald.(1)

14.1	Code of Ethics.

23.1	Consent of Sarna & Company, Certified Public Accountants.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.

(b)            Reports on Form 8-K.

We did not file any current reports on Form 8-K during the last quarter of our fiscal year ended April 30, 2004.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal years ended 2004 and 2003, we retained our independent auditor, Sarna & Company, Certified Public Accountants, to provide services in the following categories and amounts:

	Year Ended April 30, 2004	Year Ended April 30, 2003
Audit Related Fees	$15,920	$1,500
Tax Fees	-	-
All Other Fees	-	-
Total	$15,920	$1,500

Our Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Sarna & Company and has concluded that it is.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by our independent auditors during the fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRACE VENTURES INC.

By:	/s/ Gordon F. Burley
GORDON F. BURLEY
President and Chief Executive Officer
Director
Date: September 7, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gordon F. Burley
GORDON F. BURLEY
President and Chief Executive Officer
(Principal Executive Officer)
Director
Date: September 7, 2004

By:	/s/ Ryan S. McCleery
RYAN S. McCLEERY
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: September 7, 2004