Form 10QSB
period 2004-07-31
TERRACE VENTURES INC
filed 2004-09-21
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004

  ☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of

For the transition period ________ to ________

Commission File Number 000-50569

TERRACE VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-2147101
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

810 PEACE PORTAL DRIVE, SUITE 202
BLAINE, WA	98230
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:	(360) 332-1752

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   ☒   Yes  ☐  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,042,500 Shares of Common Stock as of August 30, 2004.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2004 are not necessarily indicative of the results that can be expected for the year ending April 30, 2005.

TERRACE VENTURES INC.

FINANCIAL STATEMENTS

JULY 31, 2004 AND JULY 31, 2003

To the Board of Directors
Terrace Ventures Inc.

We have reviewed the accompanying balance sheet of Terrace Ventures Inc., an exploration stage company, as of July 31, 2004 and July 31, 2003, and the related statements of operations and accumulated deficit, changes in stockholders’ equity, and statement of cash flows for the three months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Terrace Ventures Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplemental statement of operating expenses is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

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

Sarna & Company
Certified Public Accountants
September 10, 2004

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS

	JULY 31,	JULY 31,
	2004	2003

Current Assets
Cash	$3,560	$7,670
Total Current Assets	3,560	7,670

TOTAL ASSETS	$3,560	$7,670

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$24,824	$5,100
Total Current Liabilities	24,824	5,100

Stockholders' Equity
Common Stock, $0.001 par value
100,000,000 shares authorized,
7,042,500 and 6,642,500 shares issued	704	664
Additional Paid in Capital	82,546	42,586
Accumulated deficit	(104,514)	(40,680)
Total Stockholders' Equity (Deficit)	(21,264)	2,570
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$3,560	$7,670

See Notes to Financial Statement

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	INCEPTION -
	JULY 31, 2004	JULY 31, 2003	JULY 31, 2004

Revenues	$0	$0	$0

Operating Expenses	(7,568)	(2,442)	(104,514)

Loss Before Provision for	(7,568)	(2,442)	(104,514)
Income Taxes

Provision for Income Taxes	(0)	(0)	(0)

Net Loss	(7,568)	(2,442)	(104,514)

Deficit, Beginning
of Period	(96,946)	(38,238)	(0)

Accumulated Deficit, End
of Period	$(104,514)	$(40,680)	$(104,514)

Net Loss per Share	$(0.01)	$(0.01)	$(0.01)

Weighted Average
Shares Outstanding	7,042,500	6,642,500	6,058,482

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity (Deficit)

Balances
April 30, 2003	6,642,500	$664	$42,586	$(38,238)	$5,012

Net Loss
Period Ended
July 31, 2003	----	----	----	(2,442)	(2,442)

Balances
July 31, 2003	6,642,500	$664	$42,586	$(40,680)	$2,570

Common Stock Issued
$0.10 per share
November 6, 2003	125,000	12	12,488	----	12,500

Common Stock Issued
$0.10 per share
November 6, 2003	275,000	28	27,472	----	27,500

Net Loss
Period Ended
April 30, 2004	----	----	----	(56,266)	(56,266)

Balances
April 30, 2004	7,042,500	$704	$82,546	$(96,946)	$(13,696)

Net Loss
Period Ended
July 31, 2004	----	----	----	(7,568)	(7,568)

Balances
July 31, 2004	7,042,500	$704	$82,546	$(104,514)	$(21,264)

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

	MONTHS		THREE MONTHS
	ENDED		ENDED		INCEPTION -
	JULY 31, 2004		JULY 31, 2003		JULY 31, 2004

Cash Flows from
Operating Activities:

Net Loss	$(7,568)		$(2,442)		$(104,514)
Increase (Decrease)
Accounts Payable	(2,006)		-0	-	24,824

Net Cash Used by
Operating Activities	(9,574)		(2,442)		(79,690)

Cash Flows from
Financing Activities:

Proceeds Received
Issuance of Common Stock	-0	-	-0	-	83,250

Cash Provided by
Financing Activities	-0	-	-0	-	83,250

Net Increase (Decrease) in Cash	(9,574)		(2,442)		3,560

Cash at Beginning of Period	13,134		10,112		-0	-

Cash at End of Period	$3,560		$7,670		$3,560

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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended July 31, 2004 and July 31, 2003 represents the minimum state income tax expense of the Company, which is not considered significant.

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $104,514 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	INCEPTION -
	JULY 31, 2004	JULY 31, 2003	JULY 31, 2004

Operating Expenses
Accounting	$2,000	$-0-	$19,420
Exploration Expense	-0-	-0-	24,266
Legal	2,994	-0-	25,991
Office Administration	1,500	1,500	16,000
Office Expenses	-0-	192	1,498
Regulatory Expenses/Fees	-0-	-0-	4,294
Rent	750	750	8,700
Telephone	-0-	-0-	1,344
Travel & Entertainment	324	-0-	3,001

Total Operating Expenses	$7,568	$2,442	$104,514

See Notes to Financial Statement

Item 2.                     Management's Discussion and Analysis or Plan of Operations

As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our", "Terrace" and "our company" mean Terrace Ventures Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-KSB for the year ended April 30, 2004. These factors may cause our actual results to differ materially from any forward-looking statement.

OVERVIEW

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

Phase I of our exploration program was completed in June, 2002. The Phase I exploratory program was conducted by our geological consultant, Paul Reynolds B.Sc., P.Geo, over a period of three days and consisted of rock sampling and an assessment of areas previously reported to have potential mineralization. On June 27, 2002, Mr. Reynolds, completed his review of Phase I one work results on our Peach Claim and provided us with a report containing his conclusions. Mr. Reynolds concluded that the results were favorable and he recommended we proceed to the next stage of our exploration program. The second phase consisting of prospecting, geological outcrop mapping, and detailed soil sampling in areas of interest is anticipated to commence in late 2004.

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

We completed Phase I of our planned four phase exploration program on the Peach Claim property in June, 2002. The total cost for the first phase was approximately $5,000. Following the successful completion of Phase I, our geologist recommended that we complete a second phase consisting of geological prospecting, geological outcrop mapping, and detailed soil sampling in areas of interest. Phase II of our exploration program has commenced and is expected to be completed in the fall season of 2004. The estimated cost of completing Phase II of our exploration program is approximately $7,500.

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

During this exploration stage, our president will only be devoting approximately six hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months; nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all tools needed for the exploratory work being conducted. Our total expenditures over the next twelve months are anticipated to be approximately $25,000. Our cash on hand as at July 31, 2004 is $3,560. We have sufficient cash on hand to pay the costs of Phase II of our proposed exploration program, however, we will require further financing to fund our operations for the next twelve months. We will also require additional financing in order to proceed with any additional work beyond Phase II of our exploration program.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2004 COMPARED TO THREE MONTHS ENDED JULY 31, 2003

First Quarter Summary

	Three Months Ended July 31
			Percentage
	2004	2003	Increase / (Decrease)
Revenue	$0	$0	-
Expenses	$7,568	$2,442	210%
Net Income (Loss)	$(7,568)	$(2,442)	210%

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

Operating Expenses
	Three Months Ended July 31
			Percentage
	2004	2003	Increase / (Decrease)
Professional fees	$4,994	$0	100%
Office facilities and services	$2,250	$2,442	5%
Regulatory expenses and fees	$0	$0	-
Mineral exploration expenses	$0	$0	-
Miscellaneous expenses	$324	$0	100%
Total Operating Expenses	$7,568	$2,442	210%

Our operating expenses incurred during the period ended July 31, 2004 included the following: (a) office related fees in the amount of $1,824 and rent in the amount of $750; and (b) professional fees in the amount of $4,994 in connection with our corporate organization and ongoing reporting obligations under the Exchange Act.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our completion of Phase II of our geological exploration program and the professional fees to be incurred in connection with our ongoing reporting obligations under the Exchange Act.

Net Loss

We recorded a net loss of $7,568 for the three months ended July 31, 2004, compared to a net loss of $2,442 for the three months ended July 31, 2003. Our loss during these periods was entirely attributable to operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2004	At April 30, 2004	Increase / (Decrease)
Current Assets	$3,560	$13,134	(72.8)%
Current Liabilities	$24,824	$26,830	(7.4)%
Working Capital (Deficit)	$(21,264)	$(13,696)	55.2%

Cash Flows
	Three Months Ended July 31
	2004	2003
Cash Flows from (used in) Operating Activities	$(9,574)	$(2,442)
Cash Flows from (used in) Investing Activities	$0	$0
Cash Flows from (used in) Financing Activities	$0	$0
Net Increase (decrease) in Cash During Period	$(9,574)	$(2,442)

We had cash of $3,560 at July 31, 2004 as compared to cash of $7,670 at July 31, 2003. We anticipate that we will incur approximately $25,000 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report to our audited financial statements for the year ended April 30, 2004 that they have substantial doubt we will be able to continue as a going concern.

Financing Requirements

From inception to July 31, 2004, we have suffered recurring losses in the amount of $104,514 and net cash outflows from operations. We expect to continue to incur substantial losses until we complete the development of our business.

Our current operating funds are sufficient to complete the proposed exploration program, however, they will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at July 31, 2004, we had cash in the amount of $3,560. We currently do not have any operations and we have no income. Our plan of operations calls for significant expenses in connection with the exploration of our mineral claim. We have sufficient cash on hand to complete Phase II of our proposed exploration program. However, we may need additional financing to proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claim are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 3.                    CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                     OTHER INFORMATION

None.

ITEM 6.                     EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

2.1	Articles of Incorporation. (1)

2.2	Bylaws. (1)

6.1	Mineral Claim Purchase Agreement dated August 15, 2001 between Terrace Ventures Inc. and Don Archibald. (1)

14.1	Code of Ethics. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.

(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

TERRACE VENTURES INC.

By:	/s/ Gordon F. Burley
GORDON F. BURLEY
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 20, 2004