Form 10QSB
period 2004-10-31
TERRACE VENTURES INC
filed 2004-12-21
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   ☒   Yes  ☐  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,042,500 Shares of Common Stock as of December 15, 2004.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2004 are not necessarily indicative of the results that can be expected for the year ending April 30, 2005.

TERRACE VENTURES INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2004 AND OCTOBER 31, 2003

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Terrace Ventures Inc.

We have reviewed the accompanying balance sheet of Terrace Ventures Inc., an exploration stage company, as of October 31, 2004 and October 31, 2003, and the related statements of operations and accumulated deficit, changes in stockholders’ equity, and statement of cash flows for the three months and six months then ended. All information included in these financial statements is the representation of the management of Terrace Ventures Inc.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Sarna & Company
Certified Public Accountants
December 14, 2004

TERRACE VENTURES INC.
(AN  EXPLORATION STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

ASSETS

	OCTOBER 31,		OCTOBER 31,
	2004		2003

Current Assets
Cash	$9,530		$45,053
Total Current Assets	9,530		45,053

TOTAL ASSETS	$9,530		$45,053

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$40,141		$5,620
Stock Subscription Liability	-0	-	40,000
Total Current Liabilities	40,141		45,620

Stockholders' Equity
Common Stock, $0.001 par value
100,000,000 shares authorized,
7,042,500 and 6,642,500 shares issued	704		664
Additional Paid in Capital	82,546		42,586
Accumulated deficit	(113,861)		(43,817)
Total Stockholders' Equity (Deficit)	(30,611)		(567)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$9,530		$45,053

See Notes to Financial Statement

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHES ENDED
	OCTOBER 31,		OCTOBER 31,		INCEPTION -
	2004	2003	2004	2003	OCT 31, 2004
Revenues	$0	$0	$0	$0	$0

Operating Expenses	(9,347)	(3,238)	(16,915)	(5,579)	(113,861)

Loss Before Provision	(9,347)	(3,238)	(16,915)	(5,579)	(113,861)
for Income Taxes

Provision for
Income Taxes	(0)	(0)	(0)	(0)	(0)

Net Loss	(9,347)	(3,238)	(16,915)	(5,579)	(113,861)

Deficit, Beginning
of Period	(104,514)	(40,579)	(96,946)	(38,238)	(0)

Accumulated Deficit,
End of Period	$(113,861)	$(43,817)	$(113,861)	$(43,817)	$(113,861)

Net Loss per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average
Shares Outstanding	7,042,500	6,642,500	7,042,500	6,642,500	6,124,083

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity (Deficit)

Balances
April 30, 2003	6,642,500	$664	$42,586	$(38,238)	$5,012

Net Loss
Period Ended
October 31, 2003	----	----	----	(5,579)	(5,579)

Balances
October 31, 2003	6,642,500	$664	$42,586	$(43,817)	$(567)

Common Stock Issued
$0.10 per share
November 6, 2003	125,000	12	12,488	----	12,500

Common Stock Issued
$0.10 per share
November 6, 2003	275,000	28	27,472	----	27,500

Net Loss
Period Ended
April 30, 2004	----	----	----	(53,129)	(53,129)

Balances
April 30, 2004	7,042,500	$704	$82,546	$(96,946)	$(13,696)

Net Loss
Period Ended
October 31, 2004	----	----	----	(16,915)	(16,915)

Balances
October 31, 2004	7,042,500	$704	$82,546	$(113,861)	$(30,611)

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS		SIX MONTHS
	ENDED		ENDED		INCEPTION -
	OCT 31, 2004		OCT 31, 2003		OCT 31, 2004

Cash Flows from
Operating Activities:

Net Loss	$(16,915)		$(5,579)		$(113,861)
Increase (Decrease)
Accounts Payable	13,311		520		40,141

Net Cash Used by
Operating Activities	(3,604)		(5,059)		(73,720)

Cash Flows from
Financing Activities:

Proceeds Received
Issuance of Common Stock	-0	-	-0	-	83,250
Stock Subscriptions	-0	-	40,000		-0	-

Cash Provided by
Financing Activities	-0	-	40,000		83,250

Net Increase (Decrease) in Cash	(3,604)		34,941		9,530

Cash at Beginning of Period	13,134		10,112		-0	-

Cash at End of Period	$9,530		$45,053		$9,530

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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
(UNAUDITED)

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
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Per Share Information
The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

NOTE 2 - PROVISION FOR INCOME TAXES
The provision for income taxes for the periods ended October 31, 2004 and October 31, 2003 represents the minimum state income tax expense of the Company, which is not considered significant.

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
(UNAUDITED)

NOTE 5 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $113,861 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

SUPPLEMENTAL STATEMENT

     TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHES ENDED
	OCTOBER 31,		OCTOBER 31,		INCEPTION -
	2004	2003	2004	2003	OCT 31, 2004
Operating Expenses
Accounting	$2,120	$-0-	$4,120	$-0-	$21,540
Exploration Expense	-0-	-0-	-0-	-0-	24,266
Legal	4,364	520	7,358	520	30,355
Office Administration	1,500	1,500	3,000	3,000	17,500
Office Expenses	30	468	30	559	1,528
Regulatory Expenses/Fees	583	-0-	583	-0-	4,877
Rent	750	750	1,500	1,500	9,450
Telephone	-0-	-0-	-0-	-0-	1,344
Travel & Entertainment	-0-	-0-	324	-0-	3,001

Total Operating Expenses	$9,347	$3,238	$16,915	$5,579	$113,861

See Notes to Financial Statement

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our", “Terrace” and “our company” mean Terrace Ventures Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended April 30, 2004. These factors may cause our actual results to differ materially from any forward-looking statement.

OVERVIEW

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a 100% undivided interest in a mineral claim that we refer to as the “Peach” mineral claim (the “Peach Claim”) located in the Nicola, Simalkameen and Osoyoos Mining Divisions of the Province of British Columbia, Canada. Our plan of operations is to carry out exploration work on the Peach Claim in order to ascertain whether it possesses deposits of gold. Further exploration of this mineral claim is required before a final determination as to its viability can be made. No commercially viable mineral deposit may exist on our mineral claim. We can provide no assurance that our mineral claim contains a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. At this time, we have no reserves on our mineral claim.

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

We completed Phase I of our planned four phase exploration program on the Peach Claim property in June, 2002. The total cost for the first phase was approximately $5,000. Following the successful completion of Phase I, our geologist recommended that we complete a second phase consisting of geological prospecting, geological outcrop mapping, and detailed soil sampling in areas of interest. Phase II of our exploration program was completed in late 2004. We expect a report on the Phase II results in early 2005. The cost of completing Phase II of our exploration program was $7,500.

A decision on proceeding beyond the planned Phase II exploration will be made by assessing whether the results of Phase II are sufficiently positive to enable us to obtain the financing we will need for us to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase II. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage. It is impossible to quantify in advance what will be sufficiently positive.

During this exploration stage, our president will only be devoting approximately six hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months; nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all tools needed for the exploratory work being conducted. Our total expenditures over the next twelve months are anticipated to be approximately $15,000. Our cash on hand as at October 31, 2004 is $9,530. We will require further financing to fund our operations for the next twelve months. We will also require additional financing in order to proceed with any additional work beyond Phase II of our exploration program.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended October 31			Six Months Ended October 31
			Percentage			Percentage
			Increase /			Increase /
	2004	2003	(Decrease)	2004	2003	(Decrease)
Revenue	-	-	-	-	-	-
Expenses	($ 9,347)	($ 3,238)	188.6%	($ 16,915)	($ 5,579)	(203.1%)
Net Loss	($ 9,347)	($ 3,238)	188.6%	($ 16,915)	($ 5,579)	(203.1%)

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

Operating Expenses

	Second Quarter Ended October 31			Six Months Ended October 31
			Percentage			Percentage
	2004	2003	Increase /	2004	2003	Increase /
			(Decrease)			(Decrease)
Legal and Professional	$6,484	$520	1146.9%	$11,478	$520	2107%

Fees
Office Administration	$1,500	$1,500	-	$3,000	$3,000	-
Regulatory Expenses	$583	$0	-	$583	$0	-
Rent	$750	$750	-	$1,500	$1,500	-
Miscellaneous	$30	$468	(93.5%)	$354	$559	(36.6%)
Total Operating	$9,347	$3,238	188.6%	$16,915	$5,579	203.1%
Expenses

The increase in our operating expenses for the period ended October 31, 2004 was primarily due to the increase in professional fees incurred in connection with the filing of our registration statement on Form 10-SB with the SEC, including subsequent amendments thereto and our ongoing reporting obligations under the Exchange Act.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase is expected to be attributable to our ongoing exploration expenses and the professional fees to be incurred in connection with our reporting obligations under the Exchange Act.

Net Loss

Our loss during the six months ended October 31, 2004 was entirely attributable to operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Six Months Ended October 31
	2004	2003
Cash Flows from (used in) Operating Activities	($3,604)	($5,059)
Cash Flows from (used in) Investing Activities	$0	$0
Cash Flows from (used in) Financing Activities	$0	$40,000
Net Increase (decrease) in Cash During Period	($3,604)	$34,941

Working Capital
			Percentage
	At October 31, 2004	At October 31, 2003	Increase / (Decrease)
Current Assets	$9,530	$45,053	(78.8%)
Current Liabilities	$40,141	$45,620	(12%)
Working Capital (Deficit)	($30,611)	($567)	5298%

We had cash of $9,530 at October 31, 2004 as compared to cash of $45,053 as at October 31, 2003. We anticipate that we will incur approximately $15,000 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report to our audited financial statements for the year ended April 30, 2004 that they have substantial doubt we will be able to continue as a going concern.

Financing Requirements

From inception to October 31, 2004, we have suffered recurring losses in the amount of $113,861 and net cash outflows from operations. We expect to continue to incur substantial losses until we complete the development of our business.

Our current operating funds are sufficient to complete the proposed exploration program, however, they will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at October 31, 2004, we had cash in the amount of $9,530. We currently do not have any operations and we have no income. Our plan of operations calls for significant expenses in connection with the exploration of our mineral claim. We may need additional financing to proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claim are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

2.1	Articles of Incorporation.(1)
2.2	Bylaws.(1)
6.1	Mineral Claim Purchase Agreement dated August 15, 2001 between Terrace Ventures Inc. and Don Archibald.(1)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

GORDON F. BURLEY President and Chief Executive Officer (Principal Executive Officer) Date: December 20, 2004