Form 10QSB
period 2005-01-31
TERRACE VENTURES INC
filed 2005-03-17
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2005

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period to________to________

Commission File Number 000-50569

TERRACE VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-2147101
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

810 PEACE PORTAL DRIVE, SUITE 202
BLAINE, WA	98230
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code:	(360) 332-1752

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,042,500 Shares of Common Stock as of March 15, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2005 are not necessarily indicative of the results that can be expected for the year ending April 30, 2005.

TERRACE VENTURES INC.

FINANCIAL STATEMENTS

JANUARY 31, 2005 AND JANUARY 31, 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Terrace Ventures Inc.

We have reviewed the accompanying balance sheet of Terrace Ventures Inc., an exploration stage company, as of January 31, 2005 and January 31, 2004, and the related statements of operations and accumulated deficit, changes in stockholders’ equity, and statement of cash flows for the three months and nine months then ended. All information included in these financial statements is the representation of the management of Terrace Ventures Inc.

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

Sarna & Company
Certified Public Accountants
March 3, 2005

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

ASSETS

	JANUARY 31,	JANUARY 31,
	2005	2004

Current Assets
Cash	$386	$32,209
Total Current Assets	386	32,209

TOTAL ASSETS	$386	$32,209

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$39,422	$10,101

Total Current Liabilities	39,422	10,101

Stockholders' Equity
Common Stock, $0.001 par value
100,000,000 shares authorized,
7,042,500 and 6,642,500 shares issued	704	704
Additional Paid in Capital	82,546	82,546
Accumulated deficit	(122,286)	(61,142)
Total Stockholders' Equity (Deficit)	(39,036)	22,108
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$386	$32,209

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,		INCEPTION -
	2005	2004	2005	2004	JAN 31, 2005
Revenues	$0	$0	$0	$0	$0

Operating Expenses	(8,425)	(13,898)	(25,340)	(22,904)	(122,286)

Loss Before Provision	(8,425)	(13,898)	(25,340)	(22,904)	(122,286)
for Income Taxes

Provision for
Income Taxes	(0)	(0)	(0)	(0)	(0)

Net Loss	(8,425)	(13,898)	(25,340)	(22,904)	(122,286)

Deficit, Beginning
of Period	(113,861)	(47,244)	(96,946)	(38,238)	(0)

Accumulated Deficit,
End of Period	$(122,286)	$(61,142)	$(122,286)	$(61,142)	$(122,286)

Net Loss per Share	$(0.001)	$(0.002)	$(0.004)	$(0.003)	$(0.019)

Weighted Average
Shares Outstanding	7,042,500	6,842,500	7,042,500	6,709,167	6,418,984

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity(Deficit)

Balances
April 30, 2003	6,642,500	$664	$42,586	$(38,238)	$5,012

Common Stock Issued
$0.10 per share
November 6, 2003	125,000	12	12,488	----	12,500

Common Stock Issued
$0.10 per share
November 6, 2003	275,000	28	27,472	----	27,500

Net Loss
Period Ended
January 31, 2004	----	----	----	(22,904)	(22,904)

Balances
January 31, 2004	7,042,500	$704	$82,546	$(61,142)	$22,108

Net Loss
Period Ended
April 30, 2004	----	----	----	(35,804)	(35,804)

Balances
April 30, 2004	7,042,500	$704	$82,546	$(96,946)	$(13,696)

Net Loss
Period Ended
January 31, 2005	----	----	----	(25,340)	(25,340)

Balances
January 31, 2005	7,042,500	$704	$82,546	$(122,286)	$(39,036)

See Notes to Financial Statements

     TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS		NINE MONTHS
	ENDED		ENDED		INCEPTION -
	JAN 31, 2005		JAN 31, 2004		JAN 31, 2005

Cash Flows from
Operating Activities:

Net Loss	$(25,340)		$(22,904)		$(122,286)
Increase(Decrease)
Accounts Payable	(12,592)		(5,001)		39,422

NetCash Used by
Operating Activities	(12,748)		(17,903)		(82,864)

Cash Flows from
Financing Activities:

Proceeds Received
Issuance of Common Stock	-0	-	-0	-	83,250
Stock Subscriptions	-0	-	40,000		-0	-

Cash Provided by
Financing Activities	-0	-	40,000		83,250

Net Increase (Decrease) in Cash	(12,748)		22,097		386

Cash at Beginning of Period	13,134		10,112		-0	-

Cash at End of Period	$386		$32,209		$386

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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended January31, 2004 and January31, 2003 represents the minimum state income tax expense of the Company, which is not considered significant.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $122,286 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(UNAUDITED)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	JANUARY 31,				JANUARY 31,				INCEPTION -
	2005		2004		2005		2004		JAN 31, 2005
Operating Expenses
Accounting	$2,120		$-0	-	$6,240		$ -0-		$23,660
Exploration Expense	-0	-	5,000		-0	-	10,000		24,266
Legal	3,616		6,376		10,974		5,323		33,971
Office Administration	1,500		1,500		4,500		4,500		19,000
Office Expenses	30		-0	-	60		-0	-	1,558
Regulatory Expenses/Fees	409		-0	-	992		-0	-	5,286
Rent	750		750		2,250		2,250		10,200
Telephone	-0	-	-0	-	-0	-	531		1,344
Travel & Entertainment	-0	-	272		324		300		3,001

Total Operating Expenses	$8,425		$13,898		$25,340		$22,904		$122,286

See Notes to Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a 100% undivided interest in a mineral claim that we refer to as the “Peach” mineral claim (the “Peach Claim”) located in the Nicola, Simalkameen and Osoyoos Mining Divisions of the Province of British Columbia, Canada. Our plan of operation is to carry out exploration work on the Peach Claim in order to ascertain whether it possesses deposits of gold. Further exploration of the Peach Claim is required before a final determination as to its viability can be made. No commercially viable mineral deposit may exist on our mineral claim. We can provide no assurance that the Peach Claim contains a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. At this time, we have no reserves on our mineral claim.

We purchased the Peach Claim property from Don Archibald for cash consideration of $5,000 pursuant to a purchase agreement dated August 15, 2001.

The Peach Claim property is comprised of one mineral claim with a total area of approximately 1,236 acres, located in the Nicola, Simalkameen and Osoyoos Mining Divisions, approximately 40 kilometres west of Kelowna, British Columbia, Canada.

PLAN OF OPERATION

Our plan of operation is to conduct mineral exploration activities on the Peach Claim in order to assess whether this claim possesses commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable deposits of gold minerals. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claim.

We completed Phase I of our planned four phase exploration program on the Peach Claim property in June, 2002. The total cost for the first phase was approximately $5,000. Following the successful completion of Phase I, our geologist recommended that we complete a second phase consisting of geological prospecting, geological outcrop mapping, and detailed soil sampling in areas of interest. Phase II of our exploration program was completed in late 2004. We expect a report on the Phase II results within the next few weeks. The cost of completing Phase II of our exploration program was $7,500.

A decision on whether to proceed beyond the planned Phase II exploration will be made by assessing whether the results of Phase II are sufficiently positive to enable us to obtain the financing we will need for us to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase II. The decision whether or not to proceed will also be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage. It is impossible to quantify in advance what will be sufficiently positive.

During this exploration stage, our President will only be devoting approximately six hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months; nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all tools needed for the exploratory work being conducted. Our total expenditures over the next twelve months are anticipated to be approximately $15,000. Our cash on hand as at January 31, 2005 was $386. We will require further financing to fund our operations for the next twelve months. We will also require additional financing in order to proceed with any additional work beyond Phase II of our exploration program.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended January 31			Nine Months Ended January 31
			Percentage			Percentage
			Increase /			Increase /
	2005	2004	(Decrease)	2005	2004	(Decrease)
Revenue	-	-	-	-	-	-
Expenses	$(8,425)	$(13,898)	(39.4)%	$(25,340)	$(22,904)	10.6%
Net Loss	$(8,425)	$(13,898)	(39.4)%	$(25,340)	$(22,904)	10.6%

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

Operating Expenses

	Third Quarter Ended January 31			Nine Months Ended January 31
			Percentage			Percentage
			Increase /			Increase /
	2005	2004	(Decrease)	2005	2004	(Decrease)
Accounting	$2,120	$--	100%	$6,240	$--	100%
Exploration Expense	--	5,000	(100)%	--	10,000	(100)%
Legal and Professional	3,616	6,376	(43.3)%	10,974	5,323	106.2%
Fees
Office Administration	1,500	1,500	--	4,500	4,500	--
Office Expenses	30	--	100%	60	--	100%
Regulatory	409	--	100%	992	--	100%
Expenses/Fees
Rent	750	750	--	2,250	2,250	--
Telephone	--	--	--	--	531	(100)%
Travel & Entertainment	--	272	(100)%	324	300	8%
Total Operating
Expenses	$8,425	$13,898	(39.4)%	$25,340	$22,904	10.6%

The decrease in our operating expenses for the three month period ended January 31, 2005 was primarily due to the fact that we did not record exploration expenses during the three month period ended January 31, 2005. The costs of conducting Phase II of our exploration program were recorded during the fiscal year ended April 30, 2004.

We anticipate our operating expenses will increase as we undertake our plan of operation. The increase is expected to be attributable to our ongoing exploration expenses and the professional fees to be incurred in connection with our reporting obligations under the Exchange Act.

Net Loss

Our net loss incurred during the three month period ended January 31, 2005 was entirely attributable to our operating expenses and to the fact that we did not earn any revenue during this period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Nine Months Ended January 31
	2005	2004
Cash Flows from (used in) Operating Activities	$(12,748)	$(17,903)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from (used in) Financing Activities	--	40,000
Net Increase (decrease) in Cash During Period	$(12,748)	$22,097

Working Capital
			Percentage
	At January 31, 2005	At January 31, 2004	Increase / (Decrease)
Current Assets	$386	$32,209	(98.8)%
Current Liabilities	39,422	10,101	290.3%
Working Capital (Deficit)	$(39,036)	$22,108	(276.6)%

We had cash of $386 at January 31, 2005 as compared to cash of $32,209 as at January 31, 2004. We anticipate that we will incur approximately $15,000 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report to our audited financial statements for the year ended April 30, 2004 that they have substantial doubt we will be able to continue as a going concern.

Financing Requirements

From inception to January 31, 2005, we have suffered cumulative losses of $122,286. We expect to continue to incur substantial losses until we complete the development of our business.

As at January 31, 2005, we had cash in the amount of $386. We currently do not have any operations and we have no income. We have completed Phase II of our planned four phase exploration program and will decide whether to proceed with our exploration program upon receipt of the Phase II results. Our current working capital is insufficient to proceed with the next phase of our exploration program for the Peach Claim. If we determine that additional exploration is warranted, we will require additional financing in order to proceed with the next phase of our exploration program. We may also require additional financing if the costs of the exploration of the Peach Claim are greater than anticipated or to sustain our business operations if we are not ultimately successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our ability to obtain additional financing will be subject to a number of factors, including the market prices for mineral properties and gold.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	CONTROLS AND PROCEDURES

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

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
.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
.
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

Date: March 16, 2005