Form 10KSB
period 2005-04-30
TERRACE VENTURES INC
filed 2005-07-29
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
  ☒   Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended April 30, 2005

  ☐  Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____________________ to _____________________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the
Exchange Act.) $167,337 as of July 26, 2005.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,042,500 Shares of Common Stock as of July 26, 2005.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

TERRACE VENTURES INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED APRIL 30, 2005

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

Canadian Cordillera	The name used to describe the mountains of western Canada, which includes not only the mountainous and plateau regions, but also the submerged regions on the continental shelf and slope.
chert	A sedimentary form of amorphous or extremely fine-grained silic, partially hydrous, found in concretions and beds.
feldspar	A group of rock-forming minerals.
igneous	A type of rock which has been formed by the consolidation of magma, a molten substance from the earth’s core.
massive	Solid (without fractures) wide (thick) rock unit.
meta-volcanic	Metamorphosed volcanic rocks.
mineralization	The concentration of metals and their chemical compounds within a body of rock.
ore	A mixture of minerals and gangue from which at least one metal can be extracted at a profit.
molybdenum	A refractory metallic element used principally as an alloying agent in steel, cast iron, and superalloys to enhance strength, toughness, and wear and corrosion resistance.
pluton	Body of rock exposed after solidification at great depth.
pyroclastic	Pertaining to fragmented (clastic) rock material formed by a volcanic explosion or ejection from a volcanic vent.
quartz	A mineral whose composition is silicon dioxide. A crystalline form of silica.
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

PART I

Foreign Currency and Exchange Rates

For purposes of consistency and to express United States Dollars throughout this Annual Report, Canadian Dollars have been converted into United States currency at the rate of CDN$1.00 being approximately equal to US$0.83, which is the approximate average exchange rate during recent months.

ITEM 1.           DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements about Terrace Ventures Inc.’s (“we”, “us”, “our”, the “Company” or “Terrace”) business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

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

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).

CORPORATE ORGANIZATION

We were incorporated on February 20, 2001, under the laws of the State of Nevada. We have no subsidiaries.

DESCRIPTION OF BUSINESS

In General

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a 100% undivided interest in a mineral claim that we refer to as the “Peach” mineral claim (the “Peach Claim”) located in the Nicola, Simalkameen and Osoyoos Mining Divisions of the Province of British Columbia, Canada. Our plan of operation is to carry out exploration work on the Peach Claim in order to ascertain whether it possesses deposits of gold. Further exploration of this mineral claim is required before a final determination as to its viability can be made. No commercially viable mineral deposit may exist on our mineral claim. We can provide no assurance that our mineral claim contains a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. At this time, we have no reserves on our mineral claim. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Plan of Operation” and “Description of Property”.

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

Exploration History of the Peach Claim

The area of the Peach Claim property has been extensively explored for copper and molybdenum deposits during the late 1960’s and early 1970’s. Soil geochemistry, induced polarization surveys and airborne magnetometer surveys were conducted between 1966 and 1969 in the area of the Peach Claim property. From 1990 to 1995, Fairfield conducted soil geochemistry, stream sediment sampling, prospecting and geological mapping in the area of the Peach Claim property.

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

Description of Property and Location of Peach Mineral Claim

The Peach Claim property is comprised of one mineral claim with a total area of approximately 1,236 acres, located in Nicola, Simalkameen and Osoyoos Mining Divisions, approximately 40 kilometres west of Kelowna, British Columbia, Canada, see “Figure 1” below. The claim is accessible by a gravel road. We obtained information on the area from the British Columbia Department of Mines and Geological Consultants in 2001. We believed the timing was opportune at that time to obtain this property at the price paid.

The Peach Claim is recorded with the Ministry of Energy and Mines, Province of British Columbia, Canada under the following name, tag and tenure number:

Name of Mineral Claim	Tag Number	Tenure Number	Expiry Date
PEACH #1	210577	385660	May 30, 2007

The Province of British Columbia owns the land covered by the mineral claim. To our knowledge, there are no aboriginal land claims that might affect our title to the mineral claim or the Province’s title of the property. There is no viable way for us to determine what claims, if any, certain aboriginal groups may make. The Government of British Columbia has adopted a policy that no private property rights will be expropriated to settle aboriginal land claims.

In order to maintain our mineral claim in good standing, we must complete exploration work on the mineral claims and file confirmation of the completion of work on the mineral claims with the applicable mining recording office of the British Columbia Ministry of Energy and Mines. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claims for one additional year. As our mineral claim is effective until May 30, 2007, we must file confirmation of the completion of exploration work in the minimum amount of approximately $166 (CDN$200) per 25 hectare unit or make a payment in lieu or exploration work in the minimum amount by May 30, 2007. The Peach claim is 500 hectares in size, therefore the work requirement for each year is $3,320 (CDN$4,000). If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claim will lapse on May 30, 2007, and we will lose all interest that we have in this mineral claim. Mr. Archibald recorded our claim to cover the main area of potential gold mineralization.

Figure 1

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

In his initial geological report, Mr. Reynolds, recommended that a three phase exploration program, at an approximate cost of $22,500, be undertaken on the property to assess its potential to host high grade gold mineralization within quartz and sulphide veins, with a fourth phase of diamond drilling and/or mechanical trenching subject to positive results from earlier exploratory work. The four phase program consists of the following:

Phase	Exploration Program	Status	Cost
Phase I	A thorough assessment of the known showings along with basic geological mapping and rock sampling.	Completed in June, 2002.	$5,000
Phase II	Prospecting, geological outcrop mapping, and detailed soil sampling in areas of interest.	Completed in late 2004.	$7,500
Phase III	Soil sampling to be conducted on a flagged grid within prospective areas identified by the two previous phases.	To be completed in late 2005 or early 2006.	To be determined
Phase IV	Subject to positive results from the previous phases, mechanical trenching and/or diamond drilling.	To be completed in 2006 based on results of Phase III.	To be determined based on the Results of Phase III

The phased program of exploration activities is intended to generate and prioritize targets to test by trenching or drilling. The initial exploration activities on the Peach Claim (grid establishment, geological mapping, soil sampling and geophysical surveys) do not involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

We completed Phase I of our planned four phase exploration program on the Peach Claim property in June, 2002. The total cost for the first phase was approximately $5,000. Following the successful completion of Phase I, our geologist recommended that we complete a second phase consisting of geological prospecting, geological outcrop mapping, and detailed soil sampling in areas of interest. Phase II of our exploration program was completed in late 2004. The cost of completing Phase II of our exploration program was $7,500. We received a geological report on the results of Phase II of our exploration program on July 27, 2005. Pursuant to the results of the Phase II report our independent geologist recommended we proceed with Phase III of our exploration program. See “Current State of Exploration” below.

The geological review and interpretations required in Phases III of the exploration program will be comprised of reviewing the data acquired and analyzing this data to assess the potential mineralization of the mineral claim. Geological review entails the geological study of an area to determine the geological characteristics, identification of rock types and any obvious indications of mineralization. The purpose of undertaking the geological review is to determine if there is sufficient indication of mineralization to warrant additional exploration. Positive results at each stage of the exploration program would be required to justify continuing with the next stage. Such positive results would include the identification of the zones of mineralization. As mentioned, positive results have been achieved for Phase I and II of the work program and the commencement and completion of work on Phase III is considered justified.

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

June 2002 Exploration Program

Phase I of our exploration program was completed in June, 2002. The Phase I exploratory program was conducted by Mr. Reynolds over a period of three days and consisted of rock sampling and an assessment of areas previously reported to have potential mineralization. On June 27, 2002, Mr. Reynolds, our consulting geologist, completed his review of Phase I work results on our Peach Claim and provided us with a report containing his conclusions. Mr. Reynolds concluded that the results were favorable and he recommended we proceed to Phase II of our exploration program.

September 2004 Exploration Program

Phase II of our exploration program was designed to follow-up prospecting, sampling and mapping of the earlier exploration carried out by Fairfield Minerals Ltd. The target of the 2004 program was the location of a gold bearing quartz vein system similar to the Siwash North deposit, previously found and bulk sampled by Fairfield. Using Fairfield assessment reports as guides, a program of follow-up sampling, prospecting and mapping was carried out over four areas of anomalous samples. The September 2004 exploration program was successful in locating gold mineralized quartz float and bedrock in areas with anomalous soil sample sites from surveys done by Fairfield Minerals Ltd. Our geologist concluded that further exploration work should be undertaken on the Peach Property to assess its potential to host high grade gold mineralization within quartz (and sulphide) veins. We budgeted to expend $5,000 on our planned exploration program over the next twelve months. We plan to commence Phase III of our exploration program in late 2005 or early 2006 subject to our ability to obtain additional financing.

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

We have not budgeted for regulatory compliance costs in the proposed work program recommended by the geological report. British Columbia law requires that a holder of title to mineral claims must spend at least $166 (CDN$200) per 25 hectare unit per year in order to keep the property in good standing, which we have done. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

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

If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

1.	Water discharge will have to meet drinking water standards;

2.	Dust generation will have to be minimal or otherwise re-mediated;

3.	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

4.	An assessment of all material to be left on the surface will need to be environmentally benign;

5.	Ground water will have to be monitored for any potential contaminants;

6.	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

7.	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

ITEM 3.           LEGAL PROCEEDINGS.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock have traded on the OTC Bulletin Board under the symbol “TVNT” since July 19, 2005. The high and the low bid prices for our shares since July 19, 2005, as reported by the OTC Bulletin Board were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2005	$0.06	$0.05

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders Of Our Common Stock

As of July 26, 2005 we have ninety seven (96) registered shareholders and 7,042,500 shares of our common stock issued and outstanding.

Dividends

We have not declared any dividends on our common stock since our inception in February, 2001. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Our governing statute, Chapter 78 - “Private Corporations” of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our articles of incorporation).

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

We completed Phase I of our planned four phase exploration program on the Peach Claim property in June, 2002. The total cost for the first phase was approximately $5,000. Following the successful completion of Phase I, our geologist recommended that we complete a second phase consisting of geological prospecting, geological outcrop mapping, and detailed soil sampling in areas of interest. Phase II was completed in late 2004, at a cost of $7,500. Based on the results of Phase II of the exploration program we determined to proceed with Phase III subject to obtaining additional financing.

Our plan of operation is to proceed with Phase III of the exploration of the Peach Claim in late 2005 or early 2006 subject to receiving additional financing. A decision on proceeding beyond the planned Phase III will be made by assessing whether the results of Phase III are sufficiently positive to enable us to obtain the financing we will need for us to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase III. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage. It is impossible to quantify in advance what will be sufficiently positive.

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

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At April 30, 2005	At April 30, 2004	Increase / (Decrease)
Current Assets	$22	$13,134	998%
Current Liabilities	$51,250	$26,830	91%
Working Capital (Deficit)	$(51,228)	$(13,696)	274%

Cash Flows
		Year Ended April 30
		2005	2004
Cash Flows from (used in) Operating Activities		$(37,532)	$(58,708)
Cash Flows from (used in) Investing Activities		-	-
Cash Flows from (used in) Financing Activities		-	$40,000
Net Increase (decrease) in Cash During Period		$(13,112)	$3,022

We had cash on hand of $22 and a working capital deficit of $51,228 as of April 30, 2005 compared to working capital deficit $13,696 as of April 30, 2004. We anticipate that we will incur approximately $15,000 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

Financing Requirements

As at July 26, 2005, we had cash in the amount of $12. Our current operating funds are not sufficient to complete the proposed exploration program and will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We do not have sufficient cash on hand to complete Phase III of our proposed exploration program. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

From inception to April 30, 2005, we have suffered aggregate losses in the amount of $127,530 and net cash outflows from operations. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to the audited financial statements included in this Annual Report.

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $127,530 for the period from February 20, 2001 (inception) to April 30, 2005, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail.

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at July 26, 2005, we had cash in the amount of $12. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We do not have sufficient cash on hand to complete Phase III of our proposed exploration program. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our Phase III exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

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

Our directors and officers are employed on a full time basis by other companies. Because we are in the early stages of our business, Mr. Burley and Mr. McCleery will not be spending a significant amount of time on our business. Mr. Burley expects to expend approximately 5 to 7 hours per week on our business. Mr. McCleery expects to spend approximately 6 to 8 hours per week on our business. Competing demands on Mr. Burley's and Mr. McCleery’s time may lead to a divergence between their interests and the interests of other shareholders.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

The Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.	contains a toll-free telephone number for inquiries on disciplinary actions;

5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

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

ITEM 7.           FINANCIAL STATEMENTS.

TERRACE VENTURES INC.

FINANCIAL STATEMENTS

APRIL 30, 2005 AND APRIL 30, 2004

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Terrace Ventures Inc.
Blaine, Washington

We have audited the accompanying balance sheets of Terrace Ventures Inc., an exploration stage company, as of April 30, 2005 and April 30, 2004, and the related statements of operations and accumulated deficit, changes in stockholders’ equity (deficit), and statement of cash flows for the years then ended. These financial statements are the responsibility of Terrace Ventures Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in The Unites States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terrace Ventures Inc., an exploration stage company, as of April 30, 2005 and April 30, 2004, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in The United States of America.

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

Sarna & Company,
Certified Public Accountants
Westlake Village, California
July 10, 2005

TERRACE VENTURES INC.
(AN EXPLORATION  STAGE COMPANY)
BALANCE  SHEETS

	APRIL 30,	APRIL 30,
	2005	2004

ASSETS

Current Assets
Cash	$22	$13,134
Total Current Assets	22	13,134

TOTAL ASSETS	$22	$13,134

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and
Accrued Expenses	$51,250	$26,830

Total Current Liabilities	51,250	26,830

Stockholders' Equity
Common Stock, $0.001 par value
100,000,000 shares authorized,
7,042,500 shares issued	704	704
Additional Paid in Capital	82,546	82,546
Accumulated deficit	(134,478)	(96,946)
Total Stockholders'
Equity (Deficit)	(51,228)	(13,696)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$22	$13,134

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	YEAR ENDED	YEAR ENDED	INCEPTION-
	APRIL 30, 2005	APRIL 30, 2004	APRIL 30, 2005

Revenues	$-0-	$-0-	$-0-

Operating Expenses	(37,532)	(58,708)	(134,478)

Loss Before Provision for	(37,532)	(58,708)	(134,478)
Income Taxes

Provision for Income Taxes	(0)	(0)	(0)

Net Loss	(37,532)	(58,708)	(134,478)

Deficit, Beginning
of Period	(96,946)	(38,238)	(0)

Accumulated Deficit, End
of Period	$(134,478)	$(96,946)	$(134,478)

Net Loss per Share	$(0.01)	$(0.01)	$(0.01)

Weighted Average
Shares Outstanding	7,042,500	6,589,063	6,702,422

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock				Additional		Accumulated		Total
			Dollar		Paid in		Deficit		Stockholders'
	Shares		Amount		Capital				Equity (Deficit)
Inception
February 20, 2001	----	$	----	$	----	$	----	$	-----

Common Stock Issued
$0.001 per share
April 9, 2001	4,000,000		400		3,600		----		4,000

Net Loss
Period Ended
April 30, 2001	----		----		----		(1,410)		(1,410)

Balances
April 30, 2001	4,000,000		400		3,600		(1,410)		2,590

Common Stock Issued
$0.01 per share
August 15, 2001	2,500,000		250		24,750		----		25,000

Net Loss
Period Ended
April 30, 2002	----		----		----		(19,196)		(19,196)

Balances
April 30, 2002	6,500,000		650		28,350		(20,606)		8,394

Common Stock Issued
$0.10 per share
September 30, 2002	142,500		14		14,236		----		14,250

Net Loss
Period Ended
April 30, 2003	----		----		----		(17,632)		(17,632)

Balances
April 30, 2003	6,642,500		664		42,586		(38,238)		5,012

Common Stock Issued
$0.10 per share
November 6, 2003	400,000		40		39,960		----		40,000

Net Loss
Period Ended
April 30, 2004	----		----		----		(58,708)		(58,708)

Balances
April 30, 2004	7,042,500		704		82,546		(96,946)		(13,696)

Net Loss
Period Ended
April 30, 2005	----		----		----		(37,532)		(37,532)

Balances
April 30, 2005	7,042,500		$704		$82,546		$(134,478)		$(51,228)

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	YEAR ENDED	YEAR ENDED	INCEPTION-
	APR 30, 2005	APR 30, 2004	APR 30, 2005
Cash Flows from
Operating Activities:

Net Loss	$(37,532)	$(58,708)	$(134,478)

Increase in Accounts Payable	24,420	21,730	51,250

Net Cash Used by
Operating Activities	(13,112)	(36,978)	(83,228)

Cash Flows from
Financing Activities:

Proceeds from Issuance of
Common Stock	-0-	40,000	83,250

Cash Provided by
Financing Activities	-0-	40,000	83,250

Net Increase (Decrease) in Cash	(13,112)	3,022	22

Cash at Beginning of Period	13,134	10,112	-0-

Cash at End of Period	$22	$13,134	$22

See Notes to Financial Statements.

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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended April 30, 2005 and April 30, 2004 represents the minimum state income tax expense of the Company, which is not considered significant.

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $127,350 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

	YEAR ENDED	YEAR ENDED	INCEPTION-
	APRIL 30,2005	APRIL 30,2004	APRIL 30, 2005

Operating Expenses
Accounting	$7,240	$15,920	$24,660
Exploration Expense	-0-	14,000	24,266
Legal	19,102	14,111	34,971
Office Administration	6,000	6,000	20,500
Office Expenses	119	28	1,617
Regulatory Expenses/Fees	1,747	4,294	6,041
Rent	3,000	3,000	10,950
elephone	-0-	720	1,344
Travel & Entertainment	324	635	3,001

Total Operating Expenses	$37,532	$58,708	$127,350

See Notes to Financial Statements.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal year ended April 30, 2005, our Principal Executive Officer and Principal Financial Officer have determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.         OTHER INFORMATION.

None.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current executive officers and directors are:

Name	Age	Position

Gordon F. Burley	67	Director, President and Chief Executive Officer

Ryan S. McCleery	31	Director, Secretary, Treasurer and Chief Financial Officer

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

Terms of Office

Our directors are appointed for one year terms to hold office until the next annual general meeting of the holders of the our common stock, as provided by Article 330 of Chapter 78 “Private Corporations” of the Nevada Revised Statutes, or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board.

We presently do not pay to our directors or officers any salary or consulting fee. We do not pay to our directors any compensation for each director serving as a director on our board of directors We anticipate that compensation may be paid to officers in the event that we determines to proceed with additional exploration programs beyond the fourth phase of our exploration program.

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

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2004. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended April 30, 2005 all such filing requirements applicable to our officers and directors were complied with.

ITEM 10.          EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of our employees, officers or directors since our inception. We have not paid any other salaries or other compensation to our officers, directors or employees since our inception.

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ending April 30, 2005. We have also not granted any stock options to the executive officers since our inception.

Exercises of Stock Options and Year-End Option Values

No stock options were exercised by our officers, directors or employees during the financial year ended April 30, 2005. No stock options have been exercised since April 30, 2005.

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 26, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Gordon F. Burley, Director, President and Chief Executive Officer #603 – 3600 Windcrest Drive North Vancouver, BC V6G 2S5	3,000,000 Shares of Common Stock Direct	42.5%
Common Stock	Ryan S. McCleery, Director, Chief Financial Officer, Secretary and Treasurer 2033 Comox Street Vancouver, BC V6G 1S1	1,001,000 Shares of Common Stock Direct	14.2%
Common Stock	All Directors and Executive Officers as a Group (2 persons)	4,001,000 Shares of Common Stock	56.7%
5% STOCKHOLDERS
Common Stock	Gordon F. Burley, Director, President and Chief Executive Officer #603 – 3600 Windcrest Drive North Vancouver, BC V6G 2S5	3,000,000 Shares of Common Stock Direct	42.5%
Common Stock	Ryan S. McCleery, Director, Chief Financial Officer, Secretary and Treasurer 2033 Comox Street Vancouver, BC V6G 1S1	1,001,000 Shares of Common Stock Direct	14.2%

(1)

Based on 7,042,500 shares of our common stock issued and outstanding as of July 26, 2005. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 26, 2005.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

EQUITY COMPENSATION PLAN INFORMATION.

We are not party to any equity compensation plans. The following summary equity compensation plan information is presented as of April 30, 2005.

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

We issued 4,000,000 shares of our common stock on March 9, 2001 at a price of $0.001 per share to our former president and to our current president, Gordon F. Burley. Each acquired 2,000,000 shares of our common stock and paid a total purchase price of $2,000 for these shares. These shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Act. This issuance was made to our former president, and to Mr. Burley, our president, each of whom are sophisticated individuals and by way of their positions are in a position of access to relevant and material information regarding our operations.

ITEM 13.           EXHIBITS.

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

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.

(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal years ended 2005 and 2004, we retained our independent auditor, Sarna & Company, Certified Public Accountants, to provide services in the following categories and amounts:

	Year Ended April 30, 2005	Year Ended April 30, 2004
Audit Related Fees	$12,200	$15,920
Tax Fees	-	-
All Other Fees	-	-
Total	$12,200	$15,920

Our Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Sarna & Company, and has concluded that it is.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by our independent auditors during the fiscal year.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above that was approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in the applicable rules of the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRACE VENTURES INC.

By:	/s/ Gordon F. Burley
GORDON F. BURLEY
President and Chief Executive Officer
Director
Date: July 29, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gordon F. Burley
GORDON F. BURLEY
President and Chief Executive Officer
(Principal Executive Officer)
Director
Date: July 29, 2005

By:	/s/ Ryan S. McCleery
RYAN S. McCLEERY
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: July 29, 2005