Form 10QSB
period 2005-07-31
TERRACE VENTURES INC
filed 2005-09-19
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2005

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period
________ to ________

Commission File Number 000-50569

TERRACE VENTURES INC.
(Name of small business issuer in its charter)

NEVADA	91-2147101
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

810 PEACE PORTAL DRIVE, SUITE 202
BLAINE, WA	98230
(Address of principal executive offices)	(Zip Code)

(360) 332-1752
Issuer's telephone number

NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 16, 2005, the Issuer had 7,042,500 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2005 are not necessarily indicative of the results that can be expected for the year ending April 30, 2006.

TERRACE VENTURES INC.

FINANCIAL STATEMENTS

JULY 31, 2005 AND JULY 31, 2004

F-i

F-ii

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Terrace Ventures Inc.

We have reviewed the accompanying balance sheet of Terrace Ventures Inc., an exploration stage company, as of July 31, 2005, and the related statements of operations and accumulated deficit, changes in stockholders’ equity, and statement of cash flows for the three months then ended. All information included in these financial statements is the representation of the management of Terrace Ventures Inc.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with U.S. generally accepted accounting principles. The supplemental statement of operating expenses is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

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

/s/ Sarna & Company

Sarna & Company,
Certified Public Accountants
Westlake Village, California
September 14, 2005

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS

	JULY 31,	APRIL 30,
	2005	2005
Current Assets
Cash	$0	$22

Total Current Assets	$0	$22

TOTAL ASSETS	$0	$22

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY

Current Liabilities
Cash Overdraft	$8	$0
Accounts Payable and Accrued Expenses	55,950	51,250

Total Current Liabilities	$55,958	$51,250

Stockholders' Equity
Common Stock, $0.001 per value
100,000,000 shares authorized,
7,042,500 shares issued	704	704
Additional Paid In Capital	82,546	82,546
Accumulated Deficit	(139,208)	(134,478)

Total Stockholders' Equity (Deficit)	(55,958)	(51,228)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$0	$22

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	INCEPTION to
	JULY 31, 2005	JULY 31, 2004	JULY 31, 2005
Revenues	$0	$0	$0

Operating Expenses	(4,730)	(7,568)	(139,208)

Loss Before Provision for	(4,730)	(7,568)	(139,208)
Income Taxes

Provision for Income Taxes	(0)	(0)	(0)

Net Loss	(4,730)	(7,568)	(139,208)

Deficit, Beginning
of Period	(134,478)	(96,946)	(0)

Accumulated Deficit, End
of Period	$(139,208)	$(104,514)	$(139,208)

Net Loss per Share	$(0.001)	$(0.01)	$(0.021)

Weighted Average
Shares Outstanding	7,042,500	7,042,500	6,721,315

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock				Additional		Accumulated		Total
			Dollar		Paid in		Deficit		Stockholders'
	Shares		Amount		Capital				Equity (Deficit)
Inception
February 20, 2001	----	$	----	$	----	$	----	$	-----

Common Stock Issued
$0.001 per share
April 9, 2001	4,000,000		400		3,600		----		4,000

Net Loss,
April 30, 2001	----		----		----		(1,410)		(1,410)

Balances
April 30, 2001	4,000,000		400		3,600		(1,410)		2,590

Common Stock Issued
$0.01 per share
August 15, 2001	2,500,000		250		24,750		----		25,000

Net Loss,
April 30, 2002	----		----		----		(19,196)		(19,196)

Balances
April 30, 2002	6,500,000		650		28,350		(20,606)		8,394

Common Stock Issued
$0.10 per share
September 30, 2002	142,500		14		14,236		----		14,250

Net Loss,
April 30, 2003	----		----		----		(17,632)		(17,632)

Balances
April 30, 2003	6,642,500		664		42,586		(38,238)		5,012

Common Stock Issued
$0.10 per share
November 6, 2003	400,000		40		39,960		----		40,000

Net Loss,
April 30, 2004	----		----		----		(58,708)		(58,708)

Balances
April 30, 2004	7,042,500		704		82,546		(96,946)		(13,696)

Net Loss,
April 30, 2005	----		----		----		(37,532)		(37,532)

Balances
April 30, 2005	7,042,500		704		82,546		(134,478)		(51,228)

Net Loss,
July 31, 2005	----		----		----		(4,730)		(4,730)

Balances
July 31, 2005	7,042,500		$704		$82,546		$(139,208)		$(55,958)

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	INCEPTION to
	JULY 31, 2005	JULY 31, 2004	JULY 31, 2005

Cash Flows from
Operating Activities:

Net Loss	$(4,730)	$(7,568)	$(139,208)
Increase (Decrease) in:
Cash Overdraft	8	-0-	8
Accounts Payable	4,700	(2,006)	55,950

Net Cash Used by
Operating Activities	(22)	(9,574)	(83,250)

Cash Flows from
Investing Activities:	-0-	-0-	-0-

Cash Flows from
Financing Activities:

Proceeds Received
Issuance of Common Stock	-0-	-0-	83,250

Cash Provided by
Financing Activities	-0-	-0-	83,250

Net Increase (Decrease) in Cash	(22)	(9,574)	-0-

Cash at Beginning of Period	22	13,134	-0-

Cash at End of Period	$-0-	$3,560	$-0-

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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended July 31, 2005 and July 31, 2004 represents the minimum state income tax expense of the Company, which is not considered significant.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $139,208 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	INCEPTION to
	JULY 31, 2005	JULY 31, 2004	JULY 31, 2005
Operating Expenses:

Accounting	$-0-	$2,000	$24,660
Exploration Expense	-0-	-0-	24,266
Legal	913	2,994	43,012
Office Administration	3,000	1,500	23,500
Office Expenses	67	-0-	1,684
Regulatory Expenses/Fees	-0-	-0-	6,041
Rent	750	750	11,700
Telephone	-0-	-0-	1,344
Travel & Entertainment	-0-	324	3,001

Total Operating Expenses	$4,730	$7,568	$139,208

See Notes to Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our", “Terrace” and “our company” mean Terrace Ventures Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended April 30, 2005. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Description of Peach Mineral Claim

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

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
			Increase /
	At July 31, 2005	At April 30, 2005	(Decrease)
Current Assets	$0	$22	(100%)
Current Liabilities	$55,958	$51,250	(8.4%)
Working Capital (Deficit)	$(55,958)	$(51,228)	(8.4%)

Cash Flows
	Three Months Ended July 31
	2005	2004
Cash Flows from (used in) Operating Activities	$(22)	$(9,574)
Cash Flows from (used in) Investing Activities	$0	$0
Cash Flows from (used in) Financing Activities	$0	$0
Net Increase (decrease) in Cash During Period	$(22)	$(9,574)

We had cash on hand of $0 and a working capital deficit of $55,958 as of July 31, 2005 compared to working capital deficit $51,228 as of July 31, 2004. We anticipate that we will incur approximately $15,000 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report to our audited financial statements for the year ended April 30, 2005 that they have substantial doubt we will be able to continue as a going concern.

Financing Requirements

As at September 16, 2005, we had cash in the amount of $nil. Our current operating funds are not sufficient to complete the proposed exploration program and will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We do not have sufficient cash on hand to complete Phase III of our proposed exploration program. We also require additional financing to sustain our business operations if we are not successful in earning revenues.

On September 6, 2005, our directors approved an offering of up to 750,000 shares of our common stock at a price of $0.10 per share to non-US investors pursuant to Regulation S of the Securities Act of 1933. Proceeds of the offering are intended to fund our working capital requirements and further phases of our exploration program. There is no assurance that the offering or any part of it will be completed.

From inception to July 31, 2005, we have suffered aggregate losses in the amount of $139,208 and net cash outflows from operations. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. We may not be able to obtain financing when required to continue our operations. Obtaining additional financing is subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $139,208 for the period from February 20, 2001 (inception) to July 31, 2005, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail.

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at September 16, 2005, we had cash in the amount of $nil. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We do not have sufficient cash on hand to complete Phase III of our proposed exploration program. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On September 6, 2005, our directors approved an offering of up to 750,000 shares of our common stock at a price of $0.10 per share to non-US investors pursuant to Regulation S of the Securities Act of 1933. Proceeds of the offering are intended to fund our working capital requirements and further phases of our exploration program. There is no assurance that the offering or any part of it will be completed.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
2.1	Articles of Incorporation.(1)
2.2	Bylaws.(1)
6.1	Mineral Claim Purchase Agreement dated August 15, 2001 between Terrace Ventures Inc. and Don Archibald.(1)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes
(1) Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2) Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the quarterly period ended July 31, 2005 nor did we file any Current Reports on Form 8-K since the quarterly period ended July 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRACE VENTURES INC.

	By:	/s/ Gordon F. Burley
Date: September 19, 2005		GORDON F. BURLEY
President and Chief Executive Officer
Director
(Principal Executive Officer)

	By:	/s/ Ryan S. McCleery
Date: September 19, 2005		RYAN S. McCLEERY
Secretary, Treasurer and Chief Financial Officer
Director
(Principal Accounting Officer)