Form 10QSB
period 2005-10-31
TERRACE VENTURES INC
filed 2005-12-14
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005

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

(360) 220-5218
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 14, 2005, the Issuer had 7,542,500 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):     Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2005 are not necessarily indicative of the results that can be expected for the year ending April 30, 2006.

2

TERRACE VENTURES INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2005

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Terrace Ventures Inc.

We have reviewed the accompanying balance sheet of Terrace Ventures Inc. as of October 31, 2005, and the statements of operations and accumulated deficit, changes in stockholders’ equity, and statements of cash flows for the three month and six month periods ended October 31, 2005 and October 31, 2004, and for the period February 20, 2001 (date of inception) to October 31, 2005. These interim financial statements are the responsibility of the management of Terrace Ventures Inc.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Terrace Ventures Inc. as of April 30, 2005, and the related statements of operations and accumulated deficit, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated July 10, 2005, we expressed an unqualified opinion on those financial statements which included an explanatory paragraph describing Terrace Ventures Inc.’s ability to continue as a going concern as described in Note 6 to the financial statements. In our opinion, the information set forth in the accompanying balance sheet as of April 30, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

"Sarna & Company"
Sarna & Company
Certified Public Accountants
Westlake Village, California
November 30, 2005

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS

	(Unaudited)	(Audited)
	October 31,	April 30,
	2005	2005

Current Assets
Cash	$31	$22

Total Current Assets	31	22

TOTAL ASSETS	$31	$22

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Cash Overdraft	$-0-	$8
Accounts Payable and
Accrued Expenses	65,448	55,950

Total Current Liabilities	65,448	55,958

Stockholders' Equity
Common Stock, $0.001 par value
100,000,000 shares authorized,
7,042,500 shares issued	704	704
Additional Paid in Capital	82,546	82,546
Accumulated deficit	<148,667>	<134,478>
Total Stockholders' Equity <Deficit>	<65,417>	<51,228>

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$31	$22

See Notes to Financial Statements

2

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

		THREE MONTHS ENDED				SIX MONTHS ENDED
		OCTOBER 31,				OCTOBER 31,				INCEPTION to
		2005		2004		2005		2004		OCTOBER 31, 2005
Revenues		$0		$0		$0		$0		$ 0
Operating Expenses		<9,459>		<9,347>		<14,189>		<16,915>		<148,667>
Loss Before Provision for
Income Taxes		<9,459>		<9,347>		<14,189>		<16,915>		<148,667>
Provision for Income Taxes		<0>		<0>		<0>		<0>		<0>
Net Loss		<9,459>		<9,347>		<14,189>		<16,915>		<148,667>
Deficit, Beginning
of Period		<139,208>		<104,514>		<134,478>		<96,946>		<0>
Accumulated Deficit, End
of Period	$	<148,667>	$	<113,861>	$	<148,667>	$	<113,861>	$	<148,667>

Net Loss per Share	$	<0.001>	$	<0.001>	$	<0.002>	$	<0.002>	$	<0.024>
Weighted Average
Shares Outstanding		7,042,500		7,042,500		7,042,500		7,042,500		6,317,434

See Notes to Financial Statements

3

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock				Additional		Accumulated		Total
			Dollar		Paid in		Deficit		Stockholders'
	Shares		Amount		Capital				Equity(Deficit)
Inception
February 20, 2001	----	$	----	$	----	$	----	$	-----

Common Stock Issued
$0.001 per share
April 9, 2001	4,000,000		400		3,600		----		4,000

Net Loss,
April 30, 2001	----		----		----		(1,410)		(1,410)

Balances
April 30, 2001	4,000,000		400		3,600		(1,410)		2,590

Common Stock Issued
$0.01 per share
August 15, 2001	2,500,000		250		24,750		----		25,000

Net Loss,
April 30, 2002	----		----		----		(19,196)		(19,196)

Balances
April 30, 2002	6,500,000		650		28,350		(20,606)		8,394

Common Stock Issued
$0.10 per share
September 30, 2002	142,500		14		14,236		----		14,250

Net Loss,
April 30, 2003	----		----		----		(17,632)		(17,632)

Balances
April 30, 2003	6,642,500		664		42,586		(38,238)		5,012

Common Stock Issued
$0.10 per share
November 6, 2003	400,000		40		39,960		----		40,000

Net Loss,
April 30, 2004	----		----		----		(58,708)		(58,708)

Balances
April 30, 2004	7,042,500		704		82,546		(96,946)		(13,696)

Net Loss,
April 30, 2005	----		----		----		(37,532)		(37,532)

Balances
April 30, 2005	7,042,500		704		82,546		(134,478)		(51,228)

Net Loss,
October 31, 2005	----		----		----		(14,189)		(14,189)

Balances
October 31, 2005	7,042,500		$704		$82,546		$(148,667)		$(65,417)

See Notes to Financial Statements

4

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

		THREE MONTHS ENDED			SIX MONTHS ENDED				INCEPTION to
		OCTOBER 31,			OCTOBER 31,				OCTOBER 31,
		2005	2004		2005		2004		2005

Cash Flows from
Operating Activities:

Net Loss	$	<9,459> $	<9,347>	$	<14,189>	$	<16,915>	$	<148,667>

Adjustments to Reconcile Net
Income to Net Cash
Provided/<Used> by Operating
Activities:

Increase<Decrease> in:
Cash Overdraft		<8>	-0-		-0-		-0-		-0-
Accounts Payable		9,498	15,317		14,198		13,311		65,448

Net Cash Provided/<Used>
by Operating Activities		31	5,970		9		<3,604>		83,219

Cash Flows from
Investing Activities		-0-	-0-		-0-		-0-		-0-

Cash Flows from
Financing Activities:

Proceeds Related to
Issuance of Common Stock		-0-	-0-		-0-		-0-		83,250

Net Cash Provided by
Financing Activities		-0-	-0-		-0-		-0-		83,250

Net Increase <Decrease>
in Cash		31	5,970		9		<3,604>		31

Cash at Beginning of Period		-0-	3,560		22		13,134		-0-

Cash at End of Period		$31	$9,530		$31		$9,530		$31

See Notes to Financial Statements

5

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2005
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

Exploration Stage Company

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company is primarily engaged in the acquisition and exploration of mining properties. Upon the location of commercially minable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of the contracting with a geologist to sample and assess the mining viability of the Company’s claim.

Pro Forma Compensation Expense

No stock options have been issued by Terrace Ventures Inc. Accordingly, no pro forma compensation expense is reported in these financial statements.

6

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2005
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Mineral Rights

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

7

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2005
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended October 31, 2005 and October 31, 2004 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently rents administrative office space under a monthly renewable contract.

Litigation

The Company is not presently involved in any litigation.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

8

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2005
(Unaudited)

NOTE 6 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $148,667 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful Exploration of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 – SUBSEQUENT EVENTS

On November 23, 2005, the Company issued 500,000 shares of its common stock at a price of $1.00 per share to a subscriber as part of a private placement of 1,000,000 shares of the Company’s common stock. The Company intends to complete the balance of the private placement by December 31, 2005. There is no assurance that the balance of this private placement will be completed.

On November 23, 2005, the Company entered into an agreement to acquire, on a private placement basis, 760,000 shares of common stock of Sporg Corporation, a Nevada corporation engaged in the internet registration services business, at a price of $0.65 per share. This represents a 3.4% ownership interest in Sporg Corporation.

9

SUPPLEMENTAL STATEMENTS

10

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,		INCEPTION to
	2005	2004	2005	2004	OCTOBER 31, 2005

Operating Expenses:
Accounting & Audit	$3,000	$2,120	$6,000	$4,120	$30,660
Exploration and Development	-0-	-0-	-0-	-0-	24,266
Legal	5,603	4,364	6,516	7,358	48,615
Office Administration	-0-	1,500	-0-	3,000	20,500
Office Expenses	106	30	173	30	1,790
Regulatory Expenses/Fees	-0-	583	-0-	583	6,041
Rent	750	750	1,500	1,500	12,450
Telephone	-0-	-0-	-0-	-0-	1,344
Travel & Entertainment	-0-	-0-	-0-	324	3,001

Total Operating Expenses	$9,459	$9,347	$14,189	$16,915	$148,667

See Notes to Financial Statements

11

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

September 2004 Exploration Program

Phase II of our exploration program was designed to follow-up prospecting, sampling and mapping of the earlier exploration carried out by Fairfield Minerals Ltd. The target of the 2004 program was the location of a gold bearing quartz vein system similar to the Siwash North deposit, previously found and bulk sampled by Fairfield. Using Fairfield assessment reports as guides, a program of follow-up sampling, prospecting and mapping was carried out over four areas of anomalous samples. The September 2004 exploration program was successful in locating gold mineralized quartz float and bedrock in areas with anomalous soil sample sites from surveys done by Fairfield Minerals Ltd. Our geologist concluded that further exploration work should be undertaken on the Peach Property to assess its potential to host high grade gold mineralization within quartz (and sulphide) veins. We budgeted to expend $5,000 on our planned exploration program over the next twelve months. We plan to commence Phase III of our exploration program in mid 2006 subject to our ability to obtain additional financing.

Recent Corporate Developments

Since the beginning of the quarterly period ended October 31, 2005, we have experienced the following corporate developments:

1.

On December 5, 2005, the board of directors of Terrace approved a four-for-one split of Terrace’s issued and outstanding common stock. The split is expected to be effective on December 19, 2005. As a result of the stock split and after giving effect to the share cancellation described above, our authorized capital will be increased from 100,000,000 shares of common stock with a par value of $0.001 per share, of which 7,542,500 shares are issued and outstanding, to 400,000,000 shares of common stock with a par value of $0.001 per share, of which 30,170,000 will be issued and outstanding.

2.

Effective on November 23, 2005, we issued 500,000 shares of our common stock at a price of $1.00 per share to a subscriber as part of a private placement of 1,000,000 shares of our common stock. We plan to complete the balance of the private placement by December 31, 2005. There is no assurance that the balance of this private placement will be completed. See “Recent Sales of Unregistered Securities”, below.

3.

On November 23, 2005, we entered into an agreement to acquire on a private placement basis 760,000 shares of common stock of Sporg Corporation (“Sporg”), a Nevada corporation, at a price of $0.65 US per share. Sporg is engaged in the internet registration services business. We acquired the shares for investment purposes and are considering acquiring additional shares of Sporg in the future.

4.

On November 23, 2005, Ryan S. McCleery resigned as a member of our Board of Directors and as the Chief Financial Officer, Secretary and Treasurer of Terrace. In place of Mr. McCleery, Gordon F. Burley, our President, Chief Executive Officer and a member of our Board of Directors, was appointed as our Chief Financial Officer, Secretary and Treasurer.

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

Our plan of operation is to proceed with Phase III of the exploration of the Peach Claim in mid-2006 subject to receiving additional financing. A decision on proceeding beyond the planned Phase III will be made by assessing whether the results of Phase III are sufficiently positive to enable us to obtain the financing we will need for us to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase III. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage. It is impossible to quantify in advance what will be sufficiently positive.

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

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At October 31, 2005	At April 30, 205	Percentage
	(Unaudited)	(Audited)	Increase / (Decrease)
Current Assets	$31	$22	40.9%
Current Liabilities	$65,448	$55,950	16.9%
Working Capital (Deficit)	($65,417)	($51,228)	27.6%

Cash Flows
	Six Months Ended October 31
	2005	2004
Cash Flows from (used in) Operating Activities	$9	($3,604)
Cash Flows from (used in) Investing Activities	$0	$0
Cash Flows from (used in) Financing Activities	$0	$0
Net Increase (decrease) in Cash During Period	$9	($3,604)

We had cash on hand of $31 and a working capital deficit of $65,417 as of October 31, 2005 compared to working capital deficit $51,228 as of April 30, 2004. Our operating expenses for the six months ended October 31, 2005 decreased to $14,189 from $16,915 during the comparative period of 2004. The decrease in our operating expenses was primarily as a result of a decrease in legal fees and office related expenses. We anticipate that we will incur approximately $15,000 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

Financing Requirements

As at December 14, 2005, we had cash in the amount of approximately $6,000. Our current operating funds are not sufficient to complete the proposed exploration program and will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We do not have sufficient cash on hand to complete Phase III of our proposed exploration program. We also require additional financing to sustain our business operations if we are not successful in earning revenues.

From inception to October 31, 2005, we have suffered aggregate losses in the amount of $148,667 and net cash outflows from operations. Since our inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons, our auditors stated in their report to our audited financial statements for the year ended April 30, 2005 that they have substantial doubt we will be able to continue as a going concern. Obtaining additional financing is subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to the interim financial statements included in this Quarterly Report.

Use of Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Exploration Stage Company

We have been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Upon the location of commercially minable reserves, we plan to prepare for mineral extraction and enter the development stage.

Mineral Property Acquisition and Exploration Costs

We expense all costs related to the acquisition and exploration of mineral properties in which we have secured exploration rights prior to establishment of proven and probable reserves. To date, we have not established the commercial feasibility of any exploration prospects, therefore, all costs are being expensed.

Depreciation, Amortization and Capitalization

We record depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $148,667 for the period from February 20, 2001 (inception) to October 31, 2005, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail.

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at December 14, 2005, we had cash in the amount of $6,000. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We do not have sufficient cash on hand to complete Phase III of our proposed exploration program. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Mr. Gordon F. Burley, our sole executive officer and director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because our executive officer has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our sole director and officer is employed on a full time basis by other companies. Because we are in the early stages of our business, Mr. Burley will not be spending a significant amount of time on our business. Mr. Burley expects to expend approximately 5 to 7 hours per week on our business. Competing demands on Mr. Burley's time may lead to a divergence between their interests and the interests of other shareholders.

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

Our business assets are located in Canada and our sole director and officer is a resident of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon our assets or our sole director and officer, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of our assets or our sole director and officer predicated solely upon such civil liabilities.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective on November 23, 2005, we issued 500,000 shares of our common stock at a price of $1.00 per share to a subscriber as part of a private placement of 1,000,000 shares of the our common stock. We plan to complete the balance of the private placement by December 31, 2005. There is no assurance that the balance of this private placement will be completed. These shares were issued pursuant to the exemptions to registration contained in Regulation S promulgated under the Securities Act of 1933 on the basis of representations made by the subscriber that the subscriber was not a “U.S. person”, as that term is defined under Regulation S, and that the subscriber was not acquiring those shares for the account or benefit of a U.S. person.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

2.1	Articles of Incorporation.(1)

2.2	Bylaws.(1)

6.1	Mineral Claim Purchase Agreement dated August 15, 2001 between Terrace Ventures Inc. and Don Archibald.(1)

14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.

(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the quarterly period ended October 31, 2005 nor did we file any Current Reports on Form 8-K since the quarterly period ended October 31, 2005.

The following Current Reports on Form 8-K were filed since the beginning of the quarterly period ended October 31, 2005:

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of the Form 8-K
2005/11/23	2005/11/28	Item 2.01 -	Acquisition of Assets;
		Item 3.02 -	Unregistered Sale of Equity Securities; and
		Item 5.02 -	Resignation of Ryan McCleery as officer and director and appointment of Gordon F. Burley as CFO, Secretary and Treasurer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRACE VENTURES INC.

Date:	December 14, 2005	By:	/s/ Gordon F. Burley
GORDON F. BURLEY
Chief Executive Officer and Chief Financial Officer
President, Secretary and Treasurer
Director
(Principal Executive Officer)
(Principal Accounting Officer)