Form 10QSB
period 2006-01-31
TERRACE VENTURES INC
filed 2006-03-22
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2006

[  ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]    No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]    No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 7, 2006, the Issuer had 30,570,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2006 are not necessarily indicative of the results that can be expected for the year ending April 30, 2006.

TERRACE VENTURES INC.

FINANCIAL STATEMENTS

JANUARY 31, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Terrace Ventures Inc.

We have reviewed the accompanying balance sheet of Terrace Ventures Inc. as of January 31, 2006, and the statements of operations and accumulated deficit, changes in stockholders’ equity, and statements of cash flows for the nine month periods ended January 31, 2006 and January 31, 2005, and for the period February 20, 2001 (date of inception) to January 31, 2006. These interim financial statements are the responsibility of the management of Terrace Ventures Inc.

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

/s/ Sarna & Company
Sarna & Company
Certified Public Accountants
Westlake Village, California
March 17, 2006

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	(Unaudited)	(Audited)
	January 31,	April 30,
	2006	2005

ASSETS

Current Assets:
Cash	201	$22
Trust Account Receivable	$540	-0-

Total Current Assets	741	22

Other Assets:
Investment	494,000	-0-

TOTAL ASSETS	$494,741	$22

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and
Accrued Expenses	$82,006	$51,250

Total Current Liabilities	82,006	51,250

Stockholders' Equity:
Common Stock, $0.001 par value
400,000,000 shares authorized,
30,170,000 and 7,042,500
shares issued	30,170	7,043
Additional Paid in Capital	553,080	76,207
Accumulated deficit	(170,515)	(134,478)

Total Stockholders' Equity (Deficit)	412,735	(51,228)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$494,731	$22

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,		INCEPTION to
	2006	2005	2006	2005	JANUARY 31, 2006

Revenues	$0	$0	$0	$0	$0

Operating Expenses	(21,848)	(8,425)	(36,037)	(25,340)	(170,515)

Loss Before Provision for
Income Taxes	(21,848)	(8,425)	(36,037)	(25,340)	(170,515)

Provision for Income Taxes	(0)	(0)	(0)	(0)	(0)

Net Loss	(21,848)	(8,425)	(36,037)	(25,340)	(170,515)

Deficit, Beginning
of Period	(148,667)	(113,861)	(134,478)	(96,946)	(0)

Accumulated Deficit, End
of Period	$(170,515)	$(122,286)	$(170,515)	$(122,286)	$(170,515)

Net Loss per Share	$(0.001)	$(0.001)	$(0.001)	$(0.001)	$(0.007)

Weighted Average
Shares Outstanding	29,503,333	28,170,000	28,614,444	28,170,000	25,481,417

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock				Additional				Total
			Dollar		Paid in		Accumulated		Stockholders'
	Shares		Amount		Capital		Deficit		Equity(Deficit)
Inception
February 20, 2001	----	$	----	$	----	$	----	$	-----

Common Stock Issued
$0.001 per share
April 9, 2001	4,000,000		4,000		----		----		4,000

Net Loss,
April 30, 2001	----		----		----		(1,410)		(1,410)

Balances
April 30, 2001	4,000,000		4,000		----		(1,410)		2,590

Common Stock Issued
$0.01 per share
August 15, 2001	2,500,000		2,500		22,500		----		25,000

Net Loss,
April 30, 2002	----		----		----		(19,196)		(19,196)

Balances
April 30, 2002	6,500,000		6,500		22,500		(20,606)		8,394

Common Stock Issued
$0.10 per share
September 30, 2002	142,500		143		14,107		----		14,250

Net Loss,
April 30, 2003	----		----		----		(17,632)		(17,632)

Balances
April 30, 2003	6,642,500		6,643		36,607		(38,238)		5,012

Common Stock Issued
$0.10 per share
November 6, 2003	400,000		400		39,600		----		40,000

Net Loss,
April 30, 2004	----		----		----		(58,708)		(58,708)

Balances
April 30, 2004	7,042,500		7,043		76,207		(96,946)		(13,696)

Net Loss,
April 30, 2005	----		----		----		(37,532)		(37,532)

Balances
April 30, 2005	7,042,500		7,043		76,207		(134,478)		(51,228)

Common Stock Issued
$1.00 per share
November 23, 2005	500,000		500		499,500		----		500,000

Stock Split, 4 for 1	22,627,500		22,627		(22,627)		----		----

Net Loss,
January 31, 2006	----		----		----		(36,037)		(36,037)

Balances
January 31, 2006	30,170,000		$30,170		$553,080		$(170,515)		$412,735

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	JANUARY 31,		INCEPTION to
	2006	2005	JANUARY 31, 2006

Cash Flows from
Operating Activities:

Net Loss	$(36,037)	$(25,340)	$(170,515)

Adjustments to Reconcile Net
Income to Net Cash Provided/(Used)
by Operating Activities:
(Increase)/Decrease in:
Trust Account Receivable	(540)	-0-	(540)
Increase(Decrease) in:
Accounts Payable	30,756	12,592	82,006

Net Cash Provided/(Used)
by Operating Activities	(5,821)	(12,748)	(89,049)

Cash Flows from
Investing Activities:

Stock Investment	(494,000)	-0-	(494,000)

Net Cash Used
by Investing Activities	(494,000)	-0-	(494,000)

Cash Flows from
Financing Activities:

Proceeds Related to
Issuance of Common Stock	500,000	-0-	583,250

Net Cash Provided by
Financing Activities	500,000	-0-	583,250

Net Increase (Decrease) in Cash	179	(12,748)	201

Cash at Beginning of Period	22	13,134	-0-

Cash at End of Period	$201	$386	$201

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2006
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
JANUARY 31, 2006
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

Depreciation, Amortization and Capitalization

The Company records depreciation and amortization, when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years).

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2006
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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended January 31, 2006 and January 31, 2005 represents the minimum state income tax expense of the Company, which is not considered significant.

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
JANUARY 31, 2006
(Unaudited)

NOTE 6 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $170,515 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful Exploration of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 – STOCK ISSUANCES

On November 23, 2005, the Company entered into an agreement to acquire, on a private placement basis, 760,000 shares of common stock of Sporg Corporation, a Nevada corporation engaged in the internet registration services business, at a price of $0.65 per share. This represents a 3.4% ownership interest in Sporg Corporation.

To fund this acquisition, on November 23, 2005 the Company issued 500,000 shares of its common stock at a price of $1.00 per share to a subscriber as part of a private placement of 1,000,000 shares of the Company’s common stock. There is no assurance that the balance of this private placement will be completed.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2006
(Unaudited

NOTE 7 – STOCK ISSUANCES - CONTINUED

On December 19, 2005, the Company completed a four-for-one forward split of its issued and outstanding common stock. As a result of this stock split, the Company’s authorized capital increased from 100,000,000 shares of common stock with a par value of $0.001 per share, of which 7,542,500 shares were issued and outstanding, to 400,000,000 shares of common stock with a par value of $0.001 per share, of which 30,170,000 were issued and outstanding as of December 19, 2005.

As a result of this stock split, weighted average shares outstanding and earnings per share for the three months and nine months ended January 31, 2005 and for the period February 20, 2001 to January 31, 2006 have been restated for the effect of the split.

NOTE 8 – SUBSEQUENT EVENTS

On February 3, 2006, the Company issued 100,000 shares of its common stock at a price of $1.00 per share to a subscriber, in furtherance of the private placement described in Note 7. The proceeds of this stock issuance were used to purchase an additional $100,000 in shares of Sporg Corporation as an investment.

SUPPLEMENTAL STATEMENTS

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,		INCEPTION to
	2006	2005	2006	2005	JANUARY 31, 2006

Operating Expenses:
Accounting & Audit	$4,870	$2,120	$7,870	$6,240	$32,530
Exploration and Development	-0-	-0-	-0-	-0-	24,266
Legal	13,479	3,616	19,995	10,974	62,094
Office Administration	-0-	1,500	3,000	4,500	23,500
Office Expenses	30	30	203	60	1,820
Regulatory Expenses/Fees	2,719	409	2,719	992	8,760
Rent	750	750	2,250	2,250	13,200
Telephone	-0-	-0-	-0-	-0-	1,344
Travel & Entertainment	-0-	-0-	-0-	324	3,001

Total Operating Expenses	$21,848	$8,425	$36,037	$25,340	$170,515

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

September 2004 Exploration Program

Phase II of our exploration program was designed to follow-up prospecting, sampling and mapping of the earlier exploration carried out by Fairfield Minerals Ltd. The target of the 2004 program was the location of a gold bearing quartz vein system similar to the Siwash North deposit, previously found and bulk sampled by Fairfield. Using Fairfield assessment reports as guides, a program of follow-up sampling, prospecting and mapping was carried out over four areas of anomalous samples. The September 2004 exploration program was successful in locating gold mineralized quartz float and bedrock in areas with anomalous soil sample sites from surveys done by Fairfield Minerals Ltd. Our geologist concluded that further exploration work should be undertaken on the Peach Property to assess its potential to host high grade gold mineralization within quartz (and sulphide) veins. We budgeted to expend $5,000 on our planned exploration program over the next twelve months. We plan to commence Phase III of our exploration program in mid 2006.

Recent Corporate Developments

Since the completion of our fiscal quarter ended October 31, 2005, we have experienced the following corporate developments:

1.

On March 21, 2006, our board of directors adopted our 2006 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to advance the interests of our company and our stockholders by strengthening our ability to obtain and retain the services of the types of employees, consultants, officers and directors who will contribute to our long term success. The Plan is administered by our Board of Directors or by a committee of two or more directors appointed by the Board of Directors (the "Administrator"). Subject to the provisions of the Plan, the Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. Options granted under the Plan may be either "incentive stock options," which qualify for special tax treatment under the Internal Revenue Code of 1986, as amended, (the "Code") and nonqualified stock options. The maximum number of shares of our common stock with respect to which options or rights may be granted under the Plan is 5,000,000 shares. The maximum number of shares available for issuance under the Plan will be increased effective the first day of each of our fiscal quarters beginning with May 1, 2006 by an amount equal to: 15% of the total increase in the number of our shares outstanding in the prior fiscal quarter or a lesser number as may be determined by our board of directors. The exact terms of the option granted are contained in an option agreement between us and the person to whom such option is granted. The exercise price for incentive stock options and non-qualified options must be no less than 75% of the fair market value of the common stock on the date of grant. The Plan terminates on March 21, 2016 unless sooner terminated by action of the Board of Directors. All awards granted under the Plan expire ten years from the date of grant, or such shorter period as is determined by the Administrator. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased thereunder may again be available for issuance under the Plan. In connection with our adoption of the 2006 Stock Incentive Plan, we granted Howard Thomson, our CEO, CFO and a member of our board of directors, fully vested non-qualified stock options to purchase 200,000 shares of our common stock at a price of $0.27 US per share for a term expiring March 21, 2008.

2.

On March 21, 2006, we entered into a management consulting agreement with Howard Thomson, pursuant to which Mr. Thomson agreed to act as our president, secretary, treasurer, Chief Executive Officer and Chief Financial Officer and provide certain management consulting services in consideration of which we agreed to pay a fee of $2,500 per month and make a payment of $2,500 for prior services provided in the month of February, 2006. Pursuant to the terms of the agreement, Mr. Thomson may also be granted incentive stock options from time to time as the board of Terrace may determine in their discretion. The agreement may be terminated by Terrace at any time on three months notice to Mr. Thomson and Mr. Thomson may terminate on 30 days notice. The agreement is for an initial term of two years.

3.

During the quarter ended January 31, 2006, our board of directors approved an offering (the “Offering”) of up to 4,000,000 shares of our common stock at a price of $0.25 for gross proceeds of $1,000,000 (as adjusted following a four for one forward stock split effected on December 19, 2005). The Offering was made pursuant to Regulation S of the Securities Act of 1933 (“Regulation S”). As of the date of this quarterly report we have issued 2,780,000 shares of our common stock to four investors pursuant to the Offering, for gross proceeds of $695,000. See “Recent Sales of Unregistered Securities”, below.

4.

On March 14, 2006, we entered into an agreement to acquire on a private placement basis 130,000 shares of common stock of Sporg Corporation (“Sporg”), a Nevada corporation, at a price of $0.65 US per share. Sporg is engaged in the internet registration services business. As of the date of this quarterly report we have acquired 1,043,845 shares representing approximately 4.4% of the issued and outstanding shares of Sporg. We acquired the shares for investment purposes and are considering acquiring additional shares of Sporg in the future.

5.

On February 3, 2006, we entered into an agreement to acquire on a private placement basis 153,845 shares of common stock of Sporg Corporation (“Sporg”), a Nevada corporation, at a price of $0.65 US per share. We acquired the shares for investment purposes.

6.

On January 16, 2006, Howard Thomson was appointed as a member of our Board of Directors. Gordon F. Burley resigned as our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer. In place of Mr. Burley, Mr. Thomson, was appointed as the President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer of Terrace.

7.

Effective December 19, 2005, we completed a four-for-one forward split of our issued and outstanding common stock. As a result of the stock split, our authorized capital increased from 100,000,000 shares of common stock with a par value of $0.001 per share, of which 7,542,500 shares were issued and outstanding, to 400,000,000 shares of common stock with a par value of $0.001 per share, of which 30,170,000 are issued and outstanding. As a result of the stock split, the symbol under which our shares traded on the OTC Bulletin Board changed from “TVNT” to “TVEN,” effective December 19, 2005.

8.

On November 23, 2005, we entered into an agreement to acquire on a private placement basis 760,000 shares of common stock of Sporg, at a price of $0.65 US per share. We acquired the shares for investment purposes.

9.

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

Our plan of operation is to proceed with Phase III of the exploration of the Peach Claim in mid-2006. A decision on proceeding beyond the planned Phase III will be made by assessing whether the results of Phase III are sufficiently positive to enable us to obtain the financing we will need for us to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase III. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage. It is impossible to quantify in advance what will be sufficiently positive.

Cash Requirements

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

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Three Months Ended January 31			Nine Months Ended January 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	-	-	N/A	-	-	N/A
Expenses	$(21,848)	$(8,425)	159.3%	$(36,037)	$(25,340)	42.2%
Net Loss	$(21,848)	$(8,425)	159.3%	$(36,037)	$(25,340)	42.2%

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

Operating Expenses

	Three Months Ended January 31			Nine Months Ended January 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Accounting	4,870	$2,120	129.7%	7,870	$6,240	26.1%
Exploration Expense	--	--	N/A	--	--
Legal and Professional Fees	13,479	3,616	272.8%	19,995	10,974	82.2%
Office Administration	--	1,500	(100.0)%	3,000	4,500	33.3%
Office Expenses	30	30	0.0%	203	60	238.3%
Regulatory Expenses/Fees	2,719	409	564.8%	2,719	992	174.1%
Rent	750	750	0.0%	2,250	2,250	0.0%
Telephone	--	--	N/A	--	--	N/A
Travel & Entertainment	--	--	N/A	--	324	(100.0)%
Total Operating Expenses	$21,848	$8,425	159.3%	$36,037	$25,340	42.2%

The increase in our operating expenses was primarily as a result of increases in accounting and audit fees, legal fees and regulatory expenses for the quarter ended January 31, 2006.

We anticipate our operating expenses will increase as we undertake our plan of operation. The increase is expected to be attributable to our ongoing exploration expenses and the professional fees to be incurred in connection with our reporting obligations under the Exchange Act.

Net Loss

Our net loss incurred during the period ended January 31, 2006 was entirely attributable to our operating expenses and to the fact that we did not earn any revenue during this period.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At January 31, 2006	At April 30, 2005	Percentage
	(Unaudited)	(Audited)	Increase / (Decrease)
Current Assets	$741	$22	3,268.2%
Current Liabilities	$(82,006)	$(55,950)	46.6%
Working Capital (Deficit)	$(81,265)	$(51,228)	58.6%

Cash Flows
	Nine Months Ended January 31
	2006	2005
Cash Flows from (used in) Operating Activities	$(5,821)	$(12,748)
Cash Flows from (used in) Investing Activities	$(494,000)	--
Cash Flows from (used in) Financing Activities	$500,000	--
Net Increase (decrease) in Cash During Period	$179	$(12,748)

We had cash on hand of $301 and a working capital deficit of $81,265 as of January 31, 2006 compared to working capital deficit $51,228 as of April 30, 2005. Our operating expenses for the nine months ended January 31, 2006 increased to $21,848 from $8,425 during the comparative period of 2005. The increase in our operating expenses was primarily as a result of increases in accounting and audit fees, legal fees and regulatory expenses. We anticipate that we will incur approximately $15,000 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

Investment Activities

On March 14, 2006, we entered into an agreement to acquire on a private placement basis 130,000 shares of common stock of Sporg Corporation (“Sporg”), a Nevada corporation, at a price of $0.65 US per share. Sporg is engaged in the internet registration services business. As of the date of this quarterly report, we hold 1,043,845 shares representing approximately 4.4% of the issued and outstanding shares of Sporg. We acquired the shares for investment purposes and are considering acquiring additional shares of Sporg in the future.

Financing Requirements

As at January 31, 2006, we had cash in the amount of approximately $741. We do not have sufficient cash on hand to complete Phase III of our proposed exploration program. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We also require additional financing to sustain our business operations if we are not successful in earning revenues.

During the quarter ended January 31, 2006, our board of directors approved an offering (the “Offering”) of up to 4,000,000 shares of our common stock at a price of $0.25 for gross proceeds of $1,000,000 (as adjusted following a four for one forward stock split effected on December 19, 2005). The Offering was made pursuant to Regulation S. As of the date of this quarterly report we have issued 2,780,000 shares of our common stock to four investors pursuant to the Offering, for gross proceeds of $695,000. From inception to January 31, 2006, we have suffered aggregate losses in the amount of $170,515 and net cash outflows from operations. Since our inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons, our auditors stated in their report to our audited financial statements for the year ended April 30, 2005 that they have substantial doubt we will be able to continue as a going concern. Obtaining additional financing is subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Mineral Property Acquisition and Exploration Costs

We expense all costs related to the acquisition and exploration of mineral properties in which we have secured exploration rights prior to establishment of proven and probable reserves. To date, we have not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

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

We have incurred a net loss of $170,515 for the period from February 20, 2001 (inception) to January 31, 2006 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail.

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at January 31, 2006, we had cash in the amount of $741. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We do not have sufficient cash on hand to complete Phase III of our proposed exploration program. We also require additional financing to sustain our business operations if we are not successful in earning revenues. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Mr. Howard Thomson, our sole executive officer and a member of our Board of Directors, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because our executive officer has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Howard Thomson, our sole executive officer and a member of our Board of Directors, is employed on a full time basis by other companies. Because we are in the early stages of our business, Mr. Thomson will not be spending a significant amount of time on our business. Mr. Thomson expects to expend approximately 5 to 7 hours per week on our business. Competing demands on Mr. Thomson's time may lead to a divergence between their interests and the interests of other shareholders.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives. Our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We completed the following sales of securities without registration pursuant to the Securities Act of 1933 that have not been reported on our previous Quarterly Reports on Form 10-QSB during the current fiscal year:

1.

Effective on March 14, 2006, we issued 340,000 shares of our common stock at a price of $0.25 per share to an investor. The issuance is part of a private placement (the “Offering”) of up to 4,000,000 shares of our common stock approved by our board of directors in November, 2005 (as adjusted following a four for one forward stock split effected on December 19, 2005). These shares were issued pursuant to the exemptions to registration contained in Regulation S promulgated under the Securities Act of 1933 on the basis of representations made by the subscriber that the subscriber was not a “U.S. person”, as that term is defined under Regulation S, and that the subscriber was not acquiring the shares for the account or benefit of a U.S. person.

2.

Effective on March 13, 2006, we issued 40,000 shares of our common stock at a price of $0.25 per share to an investor. The issuance was made pursuant to the terms of the Offering and the shares were issued pursuant to the exemptions to registration contained in Regulation S promulgated under the Securities Act of 1933 on the basis of representations made by the subscriber that the subscriber was not a “U.S. person”, as that term is defined under Regulation S, and that the subscriber was not acquiring the shares for the account or benefit of a U.S. person.

3.

Effective on February 3, 2006, we issued 400,000 shares of our common stock at a price of $0.25 per share to an investor. The issuance was made pursuant to the terms of the Offering and the shares were issued pursuant to the exemptions to registration contained in Regulation S promulgated under the Securities Act of 1933 on the basis of representations made by the subscriber that the subscriber was not a “U.S. person”, as that term is defined under Regulation S, and that the subscriber was not acquiring those shares for the account or benefit of a U.S. person.

4.

On November 23, 2005, we issued 2,000,000 shares of our common stock at a price of $0.25 per share to an investor (as adjusted following a four for one forward stock split effected on December 19, 2005). The issuance was made pursuant to the terms of the Offering and the shares were issued pursuant to the exemptions to registration contained in Regulation S promulgated under the Securities Act of 1933 on the basis of representations made by the subscriber that the subscriber was not a “U.S. person”, as that term is defined under Regulation S, and that the subscriber was not acquiring those shares for the account or benefit of a U.S. person.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit

Number Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)

3.3	Bylaws.(1)

10.1	Mineral Claim Purchase Agreement dated August 15, 2001 between Terrace Ventures Inc. and Don Archibald.(1)

10.2	2006 Stock Incentive Plan.

10.3	Stock Option Agreement between Terrace Ventures Inc. and Howard Thomson dated March 31, 2006.

10.4	Management Consulting Agreement dated March 21, 2006 between Terrace Ventures Inc. and Howard Thomson.

14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.

(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.

(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.

REPORTS ON FORM 8-K

The following Current Reports on Form 8-K were filed since the beginning of our quarterly period ended January 31, 2006:

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of Form 8-K
2005/11/23	2005/11/28	Item 2.01 - Acquisition of Assets;
Item 3.02 - Unregistered Sale of Equity Securities; and
Item 5.02 - Resignation of Ryan McCleery as officer and director and appointment of Gordon F. Burley as CFO, Secretary and Treasurer.
2005/12/19	2005/12/27	Item 5.03 - Amendment to Articles of Incorporation; and Item 8.01 - New Stock Trading Symbol to “TVEN”.
2006/01/16	2006/01/17	Item 5.02 - Resignation of Gordon F. Burley as Officer and appointment of Howard Thomson as Director and Officer.
2006/02/03	2006/02/14	Item 2.01 - Acquisition of Assets; and Item 3.02 - Unregistered Sale of Equity Securities.
2006/03/13	2006/03/17	Item 2.01 - Acquisition of Assets; and Item 3.02 - Unregistered Sale of Equity Securities.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRACE VENTURES INC.

Date:	March 21, 2006	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer and Chief Financial Officer
President, Secretary and Treasurer
Director
(Principal Executive Officer)
(Principal Accounting Officer)