Form 10KSB
period 2006-04-30
TERRACE VENTURES INC
filed 2006-08-14
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended April 30, 2006

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value Per Share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [ X ]

State issuer's revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $4,537,473 as of April 28, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 31,949,920 Shares of Common Stock as of April 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ]   No [ X ]

TERRACE VENTURES INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED APRIL 30, 2006

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

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we,” "us,” "our,” “Terrace,” and the “Company” mean Terrace Ventures Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

Foreign Currency and Exchange Rates

For purposes of consistency and to express United States dollars throughout this Annual Report, Canadian dollars have been converted into United States currency at the rate of CDN$1.00 being approximately equal to US$0.89, which is the approximate average exchange rate during recent months.

ITEM 1. DESCRIPTION OF BUSINESS.

General

We were incorporated on February 20, 2001, under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a 100% undivided interest in a mineral claim that we refer to as the Peach Mineral Claim (the “Peach Claim”) located in the Nicola, Simalkameen and Osoyoos Mining Divisions of the Province of British Columbia, Canada.

Our plan of operation is to carry out exploration work on the Peach Claim in order to ascertain whether it possesses commercially exploitable deposits of gold. Further exploration of this mineral claim is required before a final determination as to its viability can be made. No commercially viable mineral deposit may exist on our mineral claim. We can provide no assurance that our mineral claim contains a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. At this time, we have no reserves on our mineral claim. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Plan of Operation” and “Description of Property.”

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover proven reserves on our property, or if such deposits are discovered, that we will enter into further substantial exploration programs.

RECENT CORPORATE DEVELOPMENTS

Since the last fiscal year ended April 30, 2005, we have experienced the following significant corporate developments in our business:

1.

On July 10, 2006, our Agreement and Plan of Merger Agreement dated May 24, 2006 with Sporg Corporation (“Sporg”), a private company engaged in the internet registration services, Sporg Technology Corp., and Gordon F. Burley (the “Merger Agreement”) expired and has not been extended by the parties. We have recently been notified that Sporg filed a notice of intention to make a proposal under the Canada Bankruptcy Act, and are no longer pursuing any merger with Sporg. Under the terms of the Merger Agreement, our wholly-owned subsidiary, Sporg Technology Corp. (the “Subsidiary”), was to merge with Sporg and immediately thereafter we would merge with the Subsidiary and change our name to Sporg Technology Corp (the “Merger”). Concurrent with the completion of the Merger, our principal shareholder, Gordon F. Burley, was to surrender for cancellation 15,800,000 shares of our common stock held by him. We also approved a private placement of up to 2,000,000 shares of our common stock at a price of $0.30 per share to permit us to provide up to $525,000 of interim financing to Sporg pending completion of the Merger. Also under the terms of the Merger Agreement, we would issue two shares of our common stock in exchange for each outstanding share of common stock of Sporg, and grant options and warrants to purchase our shares to the existing option and warrant holders of Sporg. Closing of the Merger was subject to a number of conditions, including: (i) delivery of required financial statements by Sporg; (ii) Terrace providing the interim financing; (iii) Terrace obtaining a financing proposal from a reputable investment dealer for equity financing of not less than $3,000,000; (iv) substantial revisions to Sporg’s agreements with its senior management; and (v) termination of any investor rights agreement with a major investor of Sporg.

2.

During the year ended April 30, 2006, we acquired 1,428,429 shares of the common stock of Sporg at a price of $0.65 per share in private placement transactions completed during the year. On June 5, 2006, we acquired an additional 161,538 shares of Sporg at a price of $0.65 per share in a private placement transaction. We now hold 1,589,967 shares representing approximately 6.5% of Sporg. The shares were acquired as part of the interim financing provided to Sporg under the Merger Agreement. Terrace is presently holding the Sporg shares for investment purposes.

3.

During the year ended April 30, 2006, our board of directors approved an offering (the “Offering”) of up to 4,000,000 (post-4:1 split) shares of our common stock at a price of $0.25 for gross proceeds of $1,000,000. The Offering was made pursuant to Regulation S of the Securities Act of 1933. As of the date of this Annual Report, we issued the 4,000,000 (post-4:1 split) shares of our common stock to ten investors pursuant to the Offering, for gross proceeds of $1,000,000. These shares were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act of 1933 on the basis of representations made by the subscribers that the subscribers were not “U.S. persons,” as that term is defined under Regulation S, and that the subscribers were not acquiring the shares for the account or benefit of a U.S. person. See “Recent Sales of Unregistered Securities,” below.

4.

On March 21, 2006, our board of directors adopted our 2006 Stock Incentive Plan (the “2006 Option Plan”). The purpose of the 2006 Option Plan is to advance the interests of our company and our stockholders by strengthening our ability to obtain and retain the services of the types of employees, consultants, officers and directors who will contribute to our long term success. The 2006 Option Plan is administered by our board of directors or by a committee of two or more directors appointed by the board of directors (the "Administrator"). Subject to the provisions of the 2006 Option Plan, the Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. Options granted under the 2006 Option Plan may be either "incentive stock options," which qualify for special tax treatment under the Internal Revenue Code of 1986, as amended, (the "Code") and non-qualified stock options. The maximum number of shares of our common stock with respect to which options or rights may be granted under the 2006 Option Plan is 5,000,000 shares. The maximum number of shares available for issuance under the 2006 Option Plan will be increased effective the first day of each of our fiscal quarters beginning with May 1, 2006 by an amount equal to: 15% of the total increase in the number of our shares outstanding in the prior fiscal quarter or a lesser number as may be determined by our board of directors. The exact terms of the option granted are contained in an option agreement between us and the person to whom such option is granted. The exercise price for incentive stock options and non-qualified options must be no less than 75% of the fair market value of the common stock on the date of grant. The 2006 Option Plan terminates on March 21, 2016 unless sooner terminated by action of the board of directors. All awards granted under the 2006 Option Plan expire ten years from the date of grant, or such shorter period as is determined by the Administrator. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased thereunder may again be available for issuance under the 2006 Option Plan.

5.	In connection with our adoption of the 2006 Option Plan, we granted to Howard Thomson, our Chief Executive Officer, Chief Financial Officer, and a member of our board of directors, fully vested non-

qualified stock options to purchase 200,000 shares of our common stock at a price of $0.27 US per share for a term expiring March 21, 2008.

6.

On March 21, 2006, we entered into a management consulting agreement with Howard Thomson, pursuant to which Mr. Thomson agreed to act as our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer and provide certain management consulting services in consideration of which we agreed to pay a fee of $2,500 per month and make a payment of $2,500 for prior services provided in the month of February, 2006. Pursuant to the terms of the agreement, Mr. Thomson may also be granted incentive stock options from time to time as the board of directors may determine in their discretion. The agreement may be terminated by us at any time on three months notice to Mr. Thomson and Mr. Thomson may terminate the agreement on 30 days’ notice. The agreement is for an initial term of two years.

7.

On January 16, 2006, Howard Thomson was appointed as a member of our board of directors. On the same day, Gordon F. Burley resigned as our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer. In place of Mr. Burley, Mr. Thomson, was appointed as our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer.

8.

Effective December 19, 2005, we completed a four-for-one forward split of our issued and outstanding common stock. Immediately after the stock split, our authorized capital increased from 100,000,000 shares of common stock with a par value of $0.001 per share, of which 7,542,500 shares were issued and outstanding, to 400,000,000 shares of common stock with a par value of $0.001 per share, of which 30,170,000 were issued and outstanding. As a result of the stock split, the symbol under which our shares traded on the OTC Bulletin Board changed from “TVNT” to “TVEN,” effective December 19, 2005.

9.

On November 23, 2005, Ryan S. McCleery resigned as a member of our board of directors and as the Chief Financial Officer, Secretary and Treasurer of Terrace. In place of Mr. McCleery, Gordon F. Burley was appointed as our Chief Financial Officer, Secretary and Treasurer.

Acquisition of the Peach Mineral Claim

We purchased the Peach Claim property from Don Archibald for cash consideration of $5,000 pursuant to a purchase agreement dated August 15, 2001. The Peach Claim property is comprised of one mineral claim with a total area of approximately 500 hectares, located in Nicola, Simalkameen and Osoyoos Mining Divisions, approximately 40 kilometres west of Kelowna, British Columbia, Canada; see “Figure 1” under Item 2. Description of Property, below. The claim is accessible by a gravel road. We obtained information on the area from the British Columbia Department of Mines and Geological Consultants in 2001. We believed the timing was opportune at that time to obtain this property at the price paid.

COMPETITION

We are an exploration stage company engaged in a mineral resource exploration and development. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

The mineral exploration industry, in general, is intensively competitive and, even if commercial quantities of ore are discovered, a ready market may not exist for the sale of the ore. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

COMPLIANCE WITH GOVERNMENT REGULATION

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia, Canada. The main agency that governs the exploration of minerals in the Province of British Columbia is the Ministry of Energy, Mines and Petroleum Resources (the “Ministry”). The Ministry manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the Mineral Tenure Act, administered by the Mineral Titles Branch of the Ministry, and the Mines Act, as well as the Health, Safety and Reclamation Code and the Mineral Exploration Code. The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals, designed as production tenures. The Mineral Tenure Act does not apply to minerals held by crown grant or by freehold tenure.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine, and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

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

We have not budgeted for regulatory compliance costs in the proposed work program recommended by the geological report. British Columbia law requires that a holder of title to mineral claims must spend at least $187 (CDN$210) per 25 hectare unit per year in order to keep the property in good standing, which we have done.

ENVIRONMENTAL REGULATIONS

We will have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event that a potentially economic deposit is discovered.

Prior to undertaking mineral exploration activities, we must make an application under the British Columbia Mines Act for a permit, if we anticipate disturbing land. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. The initial exploration activities on the Peach Claim (grid establishment, geological mapping, soil sampling, and geophysical surveys) do not involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(i)	Water discharge will have to meet drinking water standards;

(ii)	Dust generation will have to be minimal or otherwise re-mediated;

(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(iv)	An assessment of all material to be left on the surface will need to be environmentally benign;

(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

EMPLOYEES

We have no employees as of the date of this Annual Report on Form 10-KSB other than our officer. We conduct our business largely through agreements with consultants and arms-length third parties.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

SUBSIDIARIES

Sporg Technology Corp., a Nevada corporation, is our sole wholly-owned subsidiary.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2. DESCRIPTION OF PROPERTY.

We own a 100% interest in the Peach Claim. We do not own any property other than the Peach Claim. We rent office space at Suite 202, 810 Peace Portal Drive, Blaine, WA 98230, consisting of approximately 1,124 square feet, at a cost of $250 per month. This rental is on a month-to-month basis without a formal contract. We pay a fee of $500 per month for office related services provided in connection with our office rental.

Acquisition of the Peach Claim

We purchased the Peach Claim property from Don Archibald for cash consideration of $5,000 pursuant to a purchase agreement dated August 15, 2001. Title to our mineral claim is not held in our name. Title to the claim is recorded in the name of Don Archibald in trust, a British Columbia resident from whom we purchased our mineral claim. In the event Mr. Archibald were to transfer legal title to our mineral claim to another party, we may not have a claim against the third party and may be forced to commence an action against Mr. Archibald. There is no assurance that we would succeed in recovering legal title to our mineral claim or recover damages from Mr. Archibald in such instance.

Description of Property and Location of Peach Mineral Claim

The Peach Claim property is comprised of one mineral claim with a total area of approximately 500 hectares, located in Nicola, Simalkameen and Osoyoos Mining Divisions, approximately 40 kilometres west of Kelowna, British Columbia, Canada, see “Figure 1” below. The claim is accessible by a gravel road. We obtained information on the area from the British Columbia Department of Mines and Geological Consultants in 2001. We believed the timing was opportune at that time to obtain this property at the price paid.

The Peach Claim is recorded with the Ministry of Energy, Mines and Petroleum Resources, Province of British Columbia, Canada under the following name, tag and tenure number:

Name of Mineral Claim	Tag Number	Tenure Number	Expiry Date
PEACH #1	210577	385660	May 30, 2007

The Province of British Columbia owns the land covered by the mineral claim. In order to maintain our mineral claim in good standing, we must complete exploration work on the mineral claims and file confirmation of the completion of work on the mineral claims with the applicable mining recording office of the British Columbia Ministry of Energy, Mines and Petroleum Resources. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claim for one additional year. As our mineral claim is effective until May 30, 2007, we must file confirmation of the completion of exploration work in the minimum amount of approximately $187 (CDN$210) per 25 hectare unit or make a payment in lieu or exploration work in the minimum amount by May 30, 2007. The Peach Claim is 500 hectares in size, therefore the work requirement for each year is $3,738 (CDN$4,200). If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claim will lapse on May 30, 2007, and we will lose all interest that we have in this mineral claim. Mr. Archibald recorded our claim to cover the main area of potential gold mineralization.

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

The youngest rocks in the Nicola Group are the Whistle Creek formation which consists primarily of bedded to massive, amphibole and pyroxene bearing ash and lapilli tuffs of andesitic composition as well as some tuffaceous siltstone and argillite. The Nicola Group rocks are intruded by small bodies of unknown age ranging in composition from diorite through quartz diorite to granodiorite. The Pennask batholith is believed to be Early Jurassic in age, is massively to weakly foliated and ranges in composition from quartz diorite to granodiorite.

To the west of the Peach Claim area, the Hidden Lake stock is comprised of a massive hornblende-bearing granodiorite. To the north of the Peach Claim area, the Princeton Group comprises maroon coloured volcanic flows with rare interbedded arkosic sandstone which are overlain by flat-lying to gently dipping, bedded, grey dust tuffs.

Physiography, Climate and Infrastructure

The Peach Claim property is situated on the edge of the Okanagan Plateau of south central British Columbia. The typical topography here is gently rolling, with rounded ridge tops and deeply incised dendritic stream valleys. Locally steep mountain slopes dominate. The claims lie at elevations ranging from 1,524 metres (5,000 feet) above sea level in the southeast corner, to a high of 1,768 metres (5,800 feet) in the southwest and northeast. The forest vegetation on the property consists of mainly fir, pine, spruce and aspen, some of which have been harvested by logging.

The climate is characterised by relatively low precipitation with temperatures ranging from minus 20° Celsius (-4° Fahrenheit) in the winter to over 30° Celsius (86° Fahrenheit) in the summer. The summer months are generally dry, while a snow pack of up to two metres (6.5 feet) may accumulate during the winter. The property is easily accessible from late May to late November, although some work such as geophysical surveys and drilling could take place year round.

The Peach Claim property is accessed by gravel logging roads. The City of Kelowna lies 40 kilometres to the east-northeast. It is the major service centre for the Okanagan Valley region. Provincial highways, rail freight lines, and an airport serve the city. Sufficient equipment, service suppliers and exploration personnel can be obtained in Kelowna.

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

We received the geological evaluation report on the Peach Claim prepared by Mr. Reynolds on September 25, 2001. This report is entitled "Geological Summary Report on the Peach Property.” The geological report summarizes the results of the history of the exploration of the mineral claim, the regional and local geology of the mineral claim and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claim and recommends a further geological exploration program on the mineral claim.

In his initial geological report, Mr. Reynolds, recommended that a three phase exploration program, at an approximate cost of $22,500, be undertaken on the property to assess its potential to host high grade gold mineralization within quartz and sulphide veins, with a fourth phase of diamond drilling and/or mechanical trenching subject to positive results from earlier exploratory work.

The four phase program consists of the following:

Phase	Exploration Program	Status	Cost
Phase I	A thorough assessment of the known showings along with basic geological mapping and rock sampling.	Completed in June, 2002.	$5,000

Phase	Exploration Program	Status	Cost
Phase II	Prospecting, geological outcrop mapping, and detailed soil sampling in areas of interest.	Completed in late 2004.	$7,500
Phase III	Soil sampling to be conducted on a flagged grid within prospective areas identified by the two previous phases.	To be commenced in late 2006 – early 2007	$5,000
Phase IV	Subject to positive results from the previous phases, mechanical trenching and/or diamond drilling.	To be completed based on results of Phase III.	To be determined based on the Results of Phase III

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

We completed Phase I of our planned four phase exploration program on the Peach Claim property in June, 2002. The total cost for the first phase was approximately $5,000. Following the successful completion of Phase I, our geologist recommended that we complete a second phase consisting of geological prospecting, geological outcrop mapping, and detailed soil sampling in areas of interest. Phase II of our exploration program was completed in late 2004. The cost of completing Phase II of our exploration program was $7,500. We received a geological report on the results of Phase II of our exploration program on July 27, 2005. Pursuant to the results of the Phase II report, our independent geologist recommended we proceed with Phase III of our exploration program. See “Current State of Exploration” below.

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

Phase I – June 2002 Exploration Program

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

Phase II – September 2004 Exploration Program

Phase II of our exploration program was designed to follow-up prospecting, sampling and mapping of the earlier exploration carried out by Fairfield Minerals Ltd. The target of the 2004 program was the location of a gold bearing quartz vein system similar to the Siwash North deposit, previously found and bulk sampled by Fairfield. Using Fairfield assessment reports as guides, a program of follow-up sampling, prospecting and mapping was carried out over four areas of anomalous samples. The September 2004 exploration program was successful in locating gold mineralized quartz float and bedrock in areas with anomalous soil sample sites from surveys done by Fairfield Minerals Ltd. Our geologist concluded that further exploration work should be undertaken on the Peach Claim property to assess its potential to host high grade gold mineralization within quartz (and sulphide) veins. We budgeted to expend $5,000 on our planned exploration program over the next twelve months. We plan to commence Phase III of our exploration program in mid 2006.

Phase III - 2006 Exploration Program

Phase III of our exploration program consists of soil sampling to be conducted on a flagged grid within prospective areas identified by the two previous phases. We intend to commence Phase III of our exploration program in late 2006 to early 2007.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “TVNT” on July 19, 2005. As a result of a four-for-one forward split of our issued and outstanding common stock, the symbol under which our shares traded on the OTC Bulletin Board changed from “TVNT” to “TVEN,” effective December 19, 2005. The high and the low bid prices for our shares since July 19, 2005, as reported by the OTC Bulletin Board were:

QUARTER	HIGH ($)	LOW ($)
July 31, 2006	$0.42	$0.25
April 30, 2006	$0.51	$0.25
January 31, 2006	$0.40	$0.08
October 31, 2005	$0.07	$0.04
July 31, 2005	$0.06	$0.05

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders Of Our Common Stock

As of April 30, 2006 we had seventy two (72) registered shareholders and 31,949,920 shares of our common stock issued and outstanding.

Dividends

We have not declared any dividends on our common stock since our inception on February 20, 2001. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 - “Private Corporations” of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

RECENT SALES OF UNREGISTERED SECURITIES

Since our previous fiscal year ended April 30, 2005, we have completed the following unregistered sales of our securities:

1.

On June 6, 2006, we issued 160,080 (post-4:1 split) shares of our common stock at a price of $0.25 per share to two investors. These shares were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act of 1933 on the basis of representations made by the investors that the investors were not “U.S. persons,” as that term is defined under Regulation S, and that the investors were not acquiring the shares for the account or benefit of a U.S. person. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

2.

On May 24, 2006, we issued an aggregate of 60,000 (post-4:1 split) shares of our common stock at a price of $0.25 per share to three investors. These shares were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

3.

On March 31, 2006, we issued 999,920 (post-4:1 split) shares of our common stock at a price of $0.25 per share to an investor. These shares were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

4.

On March 14, 2006, we issued 340,000 (post-4:1 split) shares of our common stock at a price of $0.25 per share to an investor. These shares were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

5.

On March 13, 2006, we issued 40,000 shares (post-4:1 split) of our common stock at a price of $0.25 per share to an investor. These shares were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

6.

On February 3, 2006, we issued 400,000 (post-4:1 split) shares of our common stock at a price of $0.25 per share to an investor. These shares were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

7.

On November 23, 2005, we issued 2,000,000 (post-4:1 split) shares of our common stock at a price of $0.25 per share to an investor. These shares were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Our plan of operation is to continue to conduct mineral exploration activities on the Peach Claim in order to assess whether the claim possesses commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable deposits of gold minerals. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claim.

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

Our plan of operation is to proceed with Phase III of the exploration of the Peach Claim in late 2006 to early 2007. A decision on proceeding beyond the planned Phase III will be made by assessing whether the results of Phase III are sufficiently positive to enable us to obtain the financing we will need for us to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase III. The decision whether or not to proceed will be based on the recommendations of our geological consultant.

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

Category	Planned Expenditures Over the Next Twelve Months
Professional Fees(1)	$8,000
Mineral Exploration costs	$5,000
Miscellaneous	$2,000
TOTAL	$15,000
Notes:

(1)	Includes legal and accounting expenses associated with our reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”).

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended April 30
			Percentage
	2006	2005	Increase / (Decrease)
Revenue	$ --	$ --	N/A
Expenses	(987,633)	(37,532)	2,531.4%
Net Loss	$(987,633)	$(37,532)	2,531.4%

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable mineral deposits on our property, or if such resources are discovered, that we will be able to enter into commercial production of our mineral property.

Expenses

The major components of our operating expenses are outlined in the table below:

	Year Ended April 30
			Percentage
	2006	2005	Increase / (Decrease)
Accounting	$11,080	$7,240	53.0%
Exploration Expense	--	--	N/A
Legal	34,039	19,102	78.2%
Office Administration	6,000	6,000	0.0%
Office Expenses	1,152	119	868.1%
Regulatory Expenses/Fees	3,882	1,747	122.2%
Rent	3,000	3,000	0.0%
Telephone	--	--	N/A
Travel & Entertainment	--	324	(100.0)%
Total	$59,153	$37,532	57.6%

The majority of our operating expenses for the year ended April 30, 2006 consisted of professional fees incurred by us in meeting our ongoing reporting obligations under federal securities laws. The increases in our expenses for the year ended April 30, 2006 as compared to the comparative period in 2005 are primarily due to increase in our professional expenses associated with our reporting obligations under the Exchange Act and as a result of our merger negotiations with Sporg Corporation.

During the fiscal year ended April 30, 2006, we acquired 1,428,429 shares (6%) of the outstanding common stock in Sporg. The shares were acquired for investment purposes. The investment was recorded at cost as there was no available market for these shares. As a result of Sporg’s intention to file a proposal under the Canada Bankruptcy Act, the cost of these shares totalling $928,480 has been reduced for a permanent decline in value to zero, with the resulting loss of $928,480 accounting for 94% of our net loss for the year. The shares were acquired as part of the interim financing provided to Sporg under the terms of the Merger Agreement with Sporg. Terrace is presently holding the Sporg shares for investment purposes.

We anticipate that our operating expenses will increase significantly as we undertake our plan of operation and pursue our exploration program for the Peach Claim. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase III of our exploration program to Phase IV, or if we complete a merger with Sporg. We are continuing to review the possibility of completing the merger on some other basis, but there is no assurance that we will be able to reach a satisfactory agreement for the merger.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At April 30, 2006	At April 30, 2005	Increase / (Decrease)
Current Assets	$747	$22	3,295.5%
Current Liabilities	(94,628)	(51,250)	84.6%
Working Capital Deficit	$(93,881)	$(51,228)	83.3%

Cash Flows
	Year Ended April 30
	2006	2005
Cash Flows used in Operating Activities	$(16,351)	$(13,112)
Cash Flows from (used in) Investing Activities	(928,480)	-
Cash Flows from (used in) Financing Activities	944,980	-
Net Increase (Decrease) in Cash During Period	$149	$(13,112)

We had cash on hand of $171 and a working capital deficit of $93,881 as of April 30, 2006 compared to working capital deficit $51,228 as of April 30, 2005. During the year ended April 30, 2006, our board of directors approved an offering (the “Offering”) of up to 4,000,000 (post-4:1 split) shares of our common stock at a price of $0.25 for gross proceeds of $1,000,000. The Offering was made pursuant to Regulation S of the Securities Act of 1933. During the year we issued the 4,000,000 (post-4:1 split) shares of our common stock to ten investors pursuant to the Offering, for gross proceeds of $1,000,000. The proceeds of the Offering were used to acquire our 6.5% stockholding interest in Sporg. The shares were acquired as part of the interim financing provided to Sporg under the terms of the proposed Merger Agreement with Sporg. We are presently holding the Sporg shares for investment purposes.

We anticipate that we will incur approximately $15,000 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

Financing Requirements

As at April 30, 2006, we had cash in the amount of $171. Our current operating funds are not sufficient to complete the proposed exploration program and will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We do not have sufficient cash on hand to complete Phase III of our proposed exploration program. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

From inception to April 30, 2006, we have suffered aggregate losses in the amount of $1,122,111 and net cash outflows from operations. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

None.

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

Use of Estimates

Management uses estimates and assumptions in preparing the financial statements included in this Annual Report in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Exploration Stage Company

We have been in the exploration stage since our inception and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Upon the location of commercially minable reserves, we plan to prepare for mineral extraction and enter the development stage.

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $1,122,111 for the period from February 20, 2001 (inception) to April 30, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail.

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at April 30, 2006, we had cash in the amount of $171. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We do not have sufficient cash on hand to complete Phase III of our proposed exploration program. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Mineral exploration is highly speculative, involves substantial expenditures, and is frequently non-productive.

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our mineral exploration efforts will be successful. The risks associated with mineral exploration include:

(i)	the identification of potential economic mineralization based on superficial analysis;
(ii)	the quality of our management and our geological and technical expertise; and
(iii)	the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically viable mineralization. It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities. Because of these uncertainties, our current and future exploration programs may not result in the discovery of reserves, the expansion of our existing reserves or the further development of our mines.

Even if we discover proven reserves of precious metals on our mineral claim, we may not be able to successfully commence commercial production.

Our mineral claim does not contain any known bodies of ore. If our exploration programs are successful in discovering proven reserves on our mineral claim, we will require additional funds in order to place the mineral claim into commercial production. The expenditures to be made by us in the exploration of mineral claims in all probability will be lost as it is an extremely remote possibility that the mineral claim will contain proven reserves. If our exploration programs are successful in discovering proven reserves, we will require additional funds in order to place the Peach Claim into commercial production. The funds required for commercial mineral production can range from several million to hundreds of millions. We currently do not have sufficient funds to place our mineral claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for gold and the costs of exploring for or mining these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Because we will need additional financing to fund our exploration activities there is substantial doubt about our ability to continue as a going concern. At this time, there is a risk that we will not be able to obtain such financing as and when needed.

We have no known mineral reserves and if we cannot find any we will have to acquire additional mineral claims or cease our operations.

We have no mineral reserves. If we do not find a mineral reserve containing gold or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do so, we will have to cease operations and you will lose your investment. Mineral exploration, particularly for gold, is highly speculative. It involves many risks and is often non-productive. The chances of finding reserves on our mineral properties are remote and funds expended on exploration will likely be lost. If the results of exploration do not reveal mineral reserves, we may decide to abandon our claim and acquire new claims for exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. We have not entered into any discussions, understandings, arrangements or other agreements, preliminary or otherwise, for acquiring any additional mineral claims and/or funding arrangements for the purpose of acquiring additional mineral claims.

The price of gold is highly volatile and a decrease in the price of gold can have a material adverse effect on our business.

The profitability of mining operations is directly related to the market prices of metals. The market prices of metals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations of metals from the time development of a mine is undertaken to the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop one or more of our mines at a time when the price of metals makes such exploration economically feasible and, subsequently, incur losses because the price of metals decreases. Adverse fluctuations of the market prices of metals may force us to curtail or cease our business operations.

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

The Peach Claim comprises one mineral claim with a total area of approximately 500 hectares, located in Nicola, Simalkameen and Osoyoos Mining Divisions, approximately 40 kilometres west of Kelowna, British Columbia, Canada. This is an essentially undeveloped area in British Columbia. The area consists of many mountains and lakes with heavy forestation. An unpaved gravel road is the only access. Winters are often severe with rain, freezing rain, wind, and snow common between November and March, making the road often unsafe and impassable for travel.

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

Title to our Peach Claim is registered in the name of another person. Our failure to register legal title to the claim in our name may result in the loss of our interest in the claim.

Under British Columbia law, title to British Columbia mineral claims can only be held by individuals, British Columbia corporations or foreign corporations extra-provincially registered in British Columbia. Since we are a Nevada corporation and we are not extra-provincially registered in British Columbia, Canada, we are not legally allowed to hold claims in British Columbia. Title to the Peach Claim is not held in our name. Title to the claim is being held in trust by Don Archibald, a British Columbia resident from whom we purchased our mineral claim. In the event Mr. Archibald were to transfer legal title to our mineral claim to another party, we may not have a claim against the third party and may be forced to commence an action against Mr. Archibald. There is no assurance that we would succeed in recovering legal title to our mineral claim or recover damages from Mr. Archibald in such instance.

Because our executive officers do not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Howard Thomson and Gordon F. Burley, our executive officers and directors, do not have any formal training as geologists or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because our executive officers have only agreed to provide their services on a part-time basis, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our directors and officers are employed on a full time basis by other companies. Because we are in the early stages of our business, Mr. Thomson and Mr. Burley will not be spending a significant amount of time on our business. Mr. Thomson expects to expend approximately 6 to 8 hours per week on our business. Mr. Burley expects to spend approximately 5 to 7 hours per week on our business. Competing demands on Mr. Thomson's and Mr. Burley’s time may lead to a divergence between their interests and the interests of other shareholders.

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

ITEM 7. FINANCIAL STATEMENTS.

TERRACE VENTURES INC.

FINANCIAL STATEMENTS

APRIL 30, 2006 AND APRIL 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Terrace Ventures Inc.
Blaine, Washington

We have audited the accompanying balance sheets of Terrace Ventures Inc., an exploration stage company, as of April 30, 2006 and April 30, 2005, and the related statements of operations and accumulated deficit, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and for the period February 20, 2001 (date of inception) to April 30, 2006. These financial statements are the responsibility of Terrace Ventures Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in The United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terrace Ventures Inc., an exploration stage company, as of April 30, 2006 and April 30, 2005, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and for the period February 20, 2001 (date of inception) to April 30, 2006, in conformity with accounting principles generally accepted in The United States of America.

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

/s/ Sarna & Company

Sarna & Company,
Certified Public Accountants
Westlake Village, California
July 19, 2006

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	APRIL 30,	APRIL 30,
	2006	2005

ASSETS

Current Assets:
Cash	$171	$22
Receivable – Trust	576	-0-

Total Current Assets	747	22

Other Asset – Investment	-0-	-0-

TOTAL ASSETS	$747	$22

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$73,478	$51,250
Due to Shareholder	21,150	-0-

Total Current Liabilities	94,628	51,250

Stockholders' Equity:
Common Stock, $0.001 par value
400,000,000 shares authorized,
31,949,920 and 7,042,500 shares
issued	31,950	704
Additional Paid in Capital	996,280	82,546
Deficit Accumulated During
The Exploration Stage	(1,122,111)	(134,478)

Total Stockholders' Equity (Deficit)	(93,881)	(51,228)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$747	$22

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APRIL 30, 2006	APRIL 30, 2005	APRIL 30, 2006

Revenues	$-0-	$-0-	$-0-

Operating Expenses	(59,153)	(37,532)	(193,631)

Loss Before Other Income
And Expenses	(59,153)	(37,532)	(193,631)

Other Expense:
Unrealized Loss
on Investment	(928,480)	-0-	(928,480)

Loss Before Provision for
Income Taxes	(987,633)	(37,532)	(1,122,111)

Provision for Income Taxes	-0-	-0-	-0-

Net Loss	(987,633)	(37,532)	(1,122,111)

Accumulated Deficit,
Beginning of Period	(134,478)	(96,946)	-0-

Accumulated Deficit,
End of Period	$(1,122,111)	$(134,478)	$(1,122,111)

Net Loss per Share	$(0.031)	$(0.001)	$(0.044)

Weighted Average
Shares Outstanding	31,949,920	28,170,000	25,659,722

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

							Deficit
							Accumulated
	Common Stock				Additional		During the		Total
			Dollar		Paid in		Exploration		Stockholders'
	Shares		Amount		Capital		Stage		Equity (Deficit)
Inception,
February 20, 2001	----	$	----	$	----	$	----	$	----

Common Stock Issued
$0.001 per share
April 9, 2001	4,000,000		400		3,600		----		4,000

Net Loss, Period Ended
April 30, 2001	----		----		----		(1,410)		(1,410)

Balances, April 30, 2001	4,000,000		400		3,600		(1,410)		2,590

Common Stock Issued
$0.01 per share
August 15, 2001	2,500,000		250		24,750		----		25,000

Net Loss, Period Ended
April 30, 2002	----		----		----		(19,196)		(19,196)

Balances, April 30, 2002	6,500,000		650		28,350		(20,606)		8,394

Common Stock Issued
$0.10 per share
September 30, 2002	142,500		14		14,236		----		14,250

Net Loss, Period Ended
April 30, 2003	----		----		----		(17,632)		(17,632)

Balances, April 30, 2003	6,642,500		664		42,586		(38,238)		5,012

Common Stock Issued
$0.10 per share
November 6, 2003	400,000		40		39,960		----		40,000

Net Loss, Period Ended
April 30, 2004	----		----		----		(58,708)		(58,708)

Balances, April 30, 2004	7,042,500		704		82,546		(96,946)		(13,696)

Net Loss, Period Ended
April 30, 2005	----		----		----		(37,532)		(37,532)

Balances, April 30, 2005	7,042,500		704		82,546		(134,478)		(51,228)

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances, April 30, 2005	7,042,500	704	82,546	(134,478)	(51,228)

Common Stock Issued
$1.00 per share
November 23,2005	500,000	50	499,950	----	500,000

4-for-1 Stock Split,
December 19, 2005	22,627,500	29,416	(29,416)	----	----

Common Stock Issued
$0.25 per share
February 3, 2006	400,000	400	99,600	----	100,000
Common Stock Issued
$0.25 per share
March 13, 2006	380,000	380	94,620	----	95,000

Common Stock Issued
$0.25 per share
March 31, 2006	999,920	1,000	248,980	----	249,980

Net Loss, Period Ended
April 30, 2006	----	----	----	(987,633)	(987,633)

Balances, April 30, 2006	31,949,920	$31,950	$996,280	$(1,122,111)	$(93,881)

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APR 30, 2006	APR 30, 2005	APR 30, 2006
Cash Flows from
Operating Activities:

Net Loss	$(987,633)	$(37,532)	$(1,122,111)
Unrealized Loss on Investment	928,480	-0-	928,480
(Increase) in Receivable-Trust	(576)	-0-	(576)
Increase in Accounts Payable	22,228	24,420	73,478
Increase in Due to Shareholder	21,150	-0-	21,150

Net Cash Used by
Operating Activities	(16,351)	(13,112)	(99,579)

Cash Flows from
Investing Activities:

Investment in Stock	(928,480)	-0-	(928,480)

Net Cash Used by
Investing Activities	(928,480)	-0-	(928,480)

Cash Flows from
Financing Activities:

Proceeds from Issuance of
Common Stock	944,980	-0-	1,028,230

Net Cash Provided by
Financing Activities	-0-	-0-	1,028,230

Net Increase (Decrease) in Cash	149	(13,112)	171

Cash at Beginning of Period	22	13,134	-0-

Cash at End of Period	$171	$22	$171

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Investments

Investments that are purchased in other companies are valued at cost less any impairments in the value that are other than temporary in nature.

Per Share Information

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended April 30, 2006 and April 30, 2005 represents the minimum state income tax expense of the Company, which is not considered significant.

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – GOING CONCERN - CONTINUED

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,122,111 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 6 – STOCK SPLIT

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

As a result of this stock split, weighted average shares outstanding and earnings per share for the year ended April 30, 2005 and for the period February 20, 2001 to April 30, 2006 have been restated for the effect of the split.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – INVESTMENT IN CLOSELY HELD STOCK

During the year ended April 30, 2006, the Company acquired a 5.9% interest in Sporg Corporation, a Nevada Corporation located in Vancouver, Canada, with the intention of executing an Agreement and Plan of Merger. This investment was recorded under the cost method of accounting, as there is no available market for these shares. The cost of these 1,428,429 shares, totaling $928,480, have been reduced for a permanent decline in value to zero, with the resulting unrealized loss of $928,480 reported in the year ended April 30, 2006.

To fund this acquisition, on November 23, 2005 the Company’s director authorized a private placement of 4,000,000 post-split shares of the Company’s common stock, at a price of $0.25 per share. As of April 30, 2006, 3,779,920 shares of the Company’s common stock were issued at a price of $0.25 per share, for a total of $944,980.

NOTE 8 – SUBSEQUENT EVENTS

On May 26, 2006, the Company entered into a merger agreement with Sporg Corporation. In connection with this agreement, the Company approved a private placement of its common stock of up to 2,000,000 shares at a price of $0.30 per share to permit it to provide up to $525,000 of interim financing to Sporg pending completion of the merger. On July 10, 2006, the merger agreement expired and was not extended by the parties.

On May 24, 2006, the Company issued 60,000 shares of its common stock at a price of $0.25 per share for a total of $15,000. This issuance represents part of a private placement of 4,000,000 shares of common stock approved by the Company’s director on November 23, 2005.

On June 6, 2006, the Company issued 160,080 shares of its common stock at a price of $0.25 per share, for a total of $40,020. This issuance represents the balance of a private placement of 4,000,000 shares of common stock approved by the Company’s director on November 23, 2005.

On June 5, 2006, the Company acquired on a private placement basis 161,538 shares of common stock of Sporg Corporation, at a price of $0.65 per share, for a total of $105,000, in furtherance of the proposed merger agreement between the Company and Sporg Corporation.

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APRIL 30,2006	APRIL 30,2005	APRIL 30, 2006

Operating Expenses
Accounting	$11,080	$7,240	$35,740
Exploration Expense	-0-	-0-	24,266
Legal	34,039	19,102	76,138
Office Administration	6,000	6,000	26,500
Office Expenses	1,152	119	2,769
Regulatory Expenses/Fees	3,882	1,747	9,923
Rent	3,000	3,000	13,950
Telephone	-0-	-0-	1,344
Travel & Entertainment	-0-	324	3,001

Total Operating Expenses	$59,153	$37,532	$193,631

See Notes to Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the year ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current executive officers and directors are:

Name	Age	Position
Gordon F. Burley	68	Director
Howard Thomson	60	President, Secretary, Treasurer, CEO, CFO, and Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Gordon Frederick Burley is a member of our Board of Directors. Mr. Burley was appointed as a director on February 20, 2001 and served as our President from February 28, 2003 until January 16, 2006 when he resigned. Mr. Burley has served as purchasing agent and estimator for LNS Services Ltd., a design-build contractor, since 1996. From 1968 to 1996, Mr. Burley was a self-employed contractor specializing in hospital and commercial laundry and dry-cleaning installations.

Mr. Burley provides his services on a part-time basis as required for our business. Mr. Burley presently commits approximately 5 to 7 hours a week of his business time to our business.

Howard Thomson is our President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and a member of our Board of Directors. Mr. Thomson was appointed a director on January 16, 2006 and has served as our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer since January 16, 2006. Mr. Thomson was employed from 1981 to 1998 in senior management positions with the Bank of Montreal, including 5 years as Branch Manager, 4 years as Regional Marketing Manager and 5 years as Senior Private Banker. Mr. Thomson retired from the Bank of Montreal in 1998. Since February, 1999, Mr. Thomson has served as a director and officer of Worldbid Corporation, a public company quoted on the OTC Bulletin Board, specializing in international business-to-business and government-to-business facilitation service.

Mr. Thomson provides his services on a part-time basis as required for our business. Mr. Thomson presently commits approximately 6 to 8 hours a week of his business time to our business. On March 21, 2006, we entered into a management agreement with Howard Thomson, pursuant to which Mr. Thomson will provide certain management consulting services to us. In consideration for his services, we agreed to pay to Mr. Thomson $2,500 per month. Pursuant to the agreement, Mr. Thomson may be granted incentive stock options. The agreement is for a term of two years.

Mr. Burley and Mr. Thomson do not have formal training as geologists or in the technical or managerial aspects of management of a mineral exploration company. Their prior managerial and consulting positions have not been in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training and experience in the mining industry. We rely on our independent geological consultant, Paul Reynolds, B. Sc., P.Geo., to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

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

Committees of the Board Of Directors

Our audit committee presently consists of members of our board of directors. We presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors is considering establishing various committees during the current fiscal year.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that during the year ended April 30, 2006, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

		Transactions	Known Failures to
	Number of	Not Timely	File a Required
Name and Principal Position	Late Reports	Reported	Form

Howard Thomson,	One	One	None
Director, President, Secretary, Treasurer, CEO and CFO
Gordon F. Burley,(1)
Director and 10% Owner	One	One	None
Ryan S. McCleery,(2)
Former Director, Former President, Former Secretary,	One	One	None
Former Treasurer, and Former CFO

Notes:

(1)

Mr. Burley resigned as our President, Secretary, Treasurer, Chief Executive Officer, and Chief Financial Office on January 16, 2006. In Mr. Burley’s place, Mr. Thomson, was appointed as our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer.

(2)

Mr. McCleery resigned as our Secretary, Treasurer, Chief Financial Officer and as a member of our Board of Directors, on November 23, 2005. In Mr. McCleery’s place, Mr. Burley was appointed as our Secretary, Treasurer and Chief Financial Officer.

ITEM 10. EXECUTIVE COMPENSATION.

Management Compensation

The following table summarizes the compensation awarded to, earned by, or paid to our President and Chief Executive Officer and other officers and directors who received annual compensation in excess of $100,000 (the “Named Executive Officers”) for each of Terrace’s three most recently completed fiscal years.

SUMMARY COMPENSATION TABLE
				ANNUAL COMPENSATION		LONG TERM COMPENSATION
					Other	Awards		Payouts	All Other
Name	Title	Year	Salary	Bonus	Annual	Restricted	Options /	LTIP	Compen-
					Compen-	Stock	SARs*	payouts	sation
					sation	Awarded	(#)	($)
Howard	Director, President,	2006	$0	$0	$7,500	0	200,000	$0	$0
Thomson	Secretary, Treasurer,	2005	$0	$0	$0	0	0	$0	$0
	CEO and CFO(1)	2004	$0	$0	$0	0	0	$0	$0
Gordon F.	Director(2)	2006	$0	$0	$0	0	0	$0	$0
Burley		2005	$0	$0	$0	0	0	$0	$0
		2004	$0	$0	$0	0	0	$0	$0
Ryan S.	Former Director,	2006	$0	$0	$0	0	0	$0	$0
McCleery	Former President,	2005	$0	$0	$0	0	0	$0	$0
	Former Secretary,	2004	$0	$0	$0	0	0	$0	$0
	Former Treasurer, and
	Former CFO(3)

Notes:

(1)

Mr. Thomson was appointed as our President, Secretary, Treasurer, CEO and CFO on January 16, 2006. Effective March 21, 2006, Mr. Thomson entered into a consulting agreement with Terrace for an annual salary of $2,500 per month and a payment of $2,500 for prior services provided in the month of February, 2006.

(2)

Mr. Burley resigned as our President, Secretary, Treasurer, CEO and CFO on January 16, 2006. In place of Mr. Burley, Mr. Thomson, was appointed as the President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer of Terrace.

(3)	Mr. McCleery resigned as our Director, Secretary, Treasurer and CFO on November 23, 2005. In Mr. McCleery’s place, Mr. Burley had been appointed as the Secretary, Treasurer and CFO.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our executive officers or directors during the financial year ended April 30, 2006 and no stock options have been exercised since April 30, 2006.

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FISCAL YEAR FISCAL YEAR-END OPTION/SAR VALUES
Name	Common Shares Acquired on Exercise ($)	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In- The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Howard Thomson President, Secretary, Treasurer, CEO and CFO, and Director	Nil	N/A	200,000	$0(1)
Notes:
(1)

The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of April 28, 2006 ($0.33 per share on OTC BB) and the exercise price ($0.27 per share) of the individual’s options.

STOCK OPTION GRANTS

The following table sets forth information with respect to stock options granted to each of Terrace’s Named Executive Officers during Terrace’s most recent fiscal year ended April 30, 2006:

OPTION/SAR GRANTS IN APRIL 30, 2006 (INDIVIDUAL GRANTS)
Name of Executive Officer	Number of Securities Underlying Options Granted	% of Total Options Granted To Employees	Exercise Price (per Share)	Expiration Date
Howard Thomson President, Secretary, Treasurer, CEO and CFO, and Director	200,000	N/A	$0.27	March 21, 2008

COMPENSATION ARRANGEMENTS

We also periodically grant stock incentive options to our directors in consideration for them providing their services as directors. Our 2006 Stock Incentive Plan permits the grant of incentive stock options to our directors. We pay a management fee of $2,500 per month to Mr. Thomson, to act as our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer and to provide certain management consulting services.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have a verbal agreement with our consulting geologists to provide us with consulting services on request. Our verbal agreement with our geologist includes his reviewing all of the results from the exploratory work performed upon the site and making recommendations based on those results in exchange for payments equal to the usual and customary rates received by geologists performing similar consulting services. Additionally, we have a verbal agreement with our outside auditors to perform requested accounting functions at their normal and customary rates.

EMPLOYMENT CONTRACTS

Other than as described below, we are not party to any employment contracts.

On March 21, 2006, we entered into a management consulting agreement with Mr. Thomson, pursuant to which he agreed to act as our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer and provide certain management consulting services in consideration of which we agreed to pay a fee of $2,500 per month and make a payment of $2,500 for prior services provided in the month of February, 2006. Pursuant to the terms of the agreement, Mr. Thomson may also be granted incentive stock options from time to time as the board of Terrace may determine in their discretion. The agreement may be terminated by Terrace at any time on three months notice to Mr. Thomson and Mr. Thomson may terminate on 30 days notice. The agreement is for an initial term of two years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 8, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Gordon F. Burley, Director #603 - 3600 Windcrest Drive, North Vancouver, BC	15,800,000 Shares Direct	49.1%
Common Stock	Howard Thomson, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, and Director 5B, Harbour Village, East Dunmore, County Waterford Ireland	200,000 Shares Direct(1)	*
Common Stock	All Directors and Executive Officers as a Group (2 persons)	16,000,000 Shares	49.7%
5% STOCKHOLDERS
Common Stock	Gordon F. Burley, Director #603 - 3600 Windcrest Drive, North Vancouver, BC	15,800,000 Shares Direct	49.1%
Common Stock	Kahala Financial Corporation(3) Richmond House, Providenciales, Turks & Caicos, BWI	2,000,000 Shares Direct	6.2%
Notes:
*	Represent less than 1%.
(1)

Based on 32,170,000 shares of our common stock issued and outstanding as of August 8, 2006. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 8, 2006.

(2)	Consists of 200,000 options granted on March 21, 2006, exercisable at a price of $0.27 per share for a period of two years until March 21, 2008.

(3)	Kahala Financial Corporation is a private company controlled by Richard W. Donaldson.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

EQUITY COMPENSATION PLAN INFORMATION

On March 21, 2006, our Board of Directors approved the 2006 Stock Incentive Plan (the "2006 Option Plan"). The 2006 Option Plan provides that the option price be the fair market value of the stock at the date of grant as determined by our Board of Directors. Options granted become exercisable and expire as determined by our Board of Directors, see “2006 Stock Incentive Plan”, below.

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Nil	N/A	N/A
Equity Compensation Plans Not Approved By Security Holders	200,000	$0.27 / share	4,800,000

2006 Stock Incentive Plan

On March 21, 2006, we established our 2006 Stock Incentive Plan. The purpose of the 2006 Option Plan is to enhance the long-term stockholder value of Terrace by offering opportunities to our directors, officers, employees and eligible consultants and any entity that directly or indirectly is in control of or is controlled by Terrace (a “Related Company”) to acquire and maintain stock ownership in Terrace in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service or a Related Company.

The 2006 Option Plan is administered by our Board of Directors or by a committee of two or more non-employee directors appointed by our Board of Directors (the "Plan Administrator"). Subject to the provisions of the 2006 Option Plan, the Plan Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. Options granted under the 2006 Option Plan may be either "incentive stock options," which qualify for special tax treatment under the Internal Revenue Code of 1986, as amended, (the "Code"), non-qualified stock options or restricted shares.

All of our employees and members of our Board of Directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options. The maximum number of shares of our Common Stock with respect to which options or rights may be granted under the 2006 Option Plan to any participant is 5,000,000 shares with the number of authorized shares under the 2006 Option Plan increasing on the first day of each quarter beginning with the fiscal quarter commencing May 1, 2006 by the lesser of the following amounts: (1) 15% of the total increase in the number of shares of Common Stock outstanding during the previous fiscal quarter; or (2) a lesser number of shares of Common Stock as may be determined by the Board, subject to certain adjustments to prevent dilution.

The exact terms of the option granted are contained in an option agreement between us and the person to whom such option is granted. Eligible employees are not required to pay anything to receive options. The exercise price for incentive stock options must be no less than 75% of the fair market value of the Common Stock on the date of grant. The exercise price for non-qualified stock options is determined by the Plan Administrator in its sole and complete discretion. An option holder may exercise options from time to time, subject to vesting. Options will vest immediately upon death or disability of a participant and upon certain change of control events.

The Plan Administrator may amend the 2006 Option Plan at any time and in any manner, subject to the following: (1) no recipient of any award may, without his or her consent, be deprived thereof or of any of his or her rights thereunder or with respect thereto as a result of such amendment or termination; and (2) any outstanding incentive stock option that is modified, extended, renewed, or otherwise altered must be treated in accordance with Section 424(h) of the Code.

The 2006 Option Plan terminates on March 21, 2016 unless sooner terminated by action of our Board of Directors. All awards granted under the 2006 Option Plan expire ten years from the date of grant, or such shorter period as is determined by the Plan Administrator. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our Common Stock not purchased thereunder may again be available for issuance under the 2006 Option Plan.

We have not yet filed a registration statement under the Securities Act of 1933 to register the shares of our Common Stock reserved for issuance under the 2006 Option Plan.

None of the following persons has any substantial or material interest, directly or indirectly, by way of beneficial ownership of securities or otherwise, in any matter to be acted on at the special meeting except for our current and future directors and executive officers inasmuch as they may be granted stock options or stock awards pursuant to our 2006 Option Plan:

1.	each person who has been one of our directors or executive officers at any time since the beginning of our last fiscal year;
2.	each nominee for election as one of our directors; or
3.	any affiliate or associate of any of the foregoing persons.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

We issued 4,000,000 shares of our common stock on March 9, 2001 at a price of $0.001 per share to our former president and to our current president, Gordon F. Burley. Each acquired 2,000,000 shares of our common stock and paid a total purchase price of $2,000 for these shares. These shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Act. This issuance was made to our former president, and to Mr. Burley, our president, each of whom is sophisticated individuals and by way of their positions are in a position of access to relevant and material information regarding our operations.

On March 21, 2006, we entered into a management agreement with Howard Thomson, pursuant to which Mr. Thomson will provide certain management consulting services to us. In consideration for his services, we agreed to pay to Mr. Thomson $2,500 per month. Pursuant to the agreement, Mr. Thomson may be granted incentive stock options. The agreement is for a term of two years.

ITEM 13. EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)

3.3	Bylaws.(1)

10.1	Mineral Claim Purchase Agreement dated August 15, 2001 between Terrace Ventures Inc. and Don Archibald.(1)

10.2	2006 Stock Incentive Plan.(4)

10.3	Stock Option Agreement between Terrace Ventures Inc. and Howard Thomson dated March 31, 2006.(4)

10.4	Management Consulting Agreement dated March 21, 2006 between Terrace Ventures Inc. and Howard Thomson.(4)

10.5	Agreement and Plan of Merger dated for reference May 24, 2006 among Terrace Ventures Inc., Sporg Technology Corp., Sporg Corporation and Gordon F. Burley.(5)

14.1	Code of Ethics.(3)

21.1	List Of Subsidiaries.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 31, 2006.

ITEM 14. PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the fiscal years ended April 30, 2006 and 2005, we retained our independent auditor, Sarna & Company, Certified Public Accountants, to provide services in the following categories and amounts:

	Year Ended April 30, 2006	Year Ended April 30, 2005
Audit Fees	$11,080	$12,200
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,080	$12,200

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

TERRACE VENTURES INC.

Date:	August 10, 2006	By:	/s/ Howard Thomson
HOWARD THOMSON
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 10, 2006	By:	/s/ Howard Thomson
HOWARD THOMSON
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)
Director

Date:	August 10, 2006	By:	/s/ Gordon F. Burley
GORDON F. BURLEY
Director