Form 10QSB
period 2006-07-31
TERRACE VENTURES INC
filed 2006-09-14
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2006

[   ] Transition Report under 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________ to ________

Commission File Number 000-50569

TERRACE VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-2147101
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
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
Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,505,000 Shares of Common Stock as of September 12, 2006.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2006 are not necessarily indicative of the results that can be expected for the year ending April 30, 2007.

TERRACE VENTURES INC.

FINANCIAL STATEMENTS

JULY 31, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Terrace Ventures Inc.

We have reviewed the accompanying balance sheet of Terrace Ventures Inc. as of July 31, 2006, and the statements of operations and accumulated deficit, changes in stockholders’ equity, and statements of cash flows for the three month periods ended July 31, 2006 and July 31, 2005, and for the period February 20, 2001 (date of inception) to July 31, 2006. These interim financial statements are the responsibility of the management of Terrace Ventures Inc.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Terrace Ventures Inc. as of April 30, 2006, and the related statements of operations and accumulated deficit, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated July 19, 2006, we expressed an unqualified opinion on those financial statements which included an explanatory paragraph describing Terrace Ventures Inc.’s ability to continue as a going concern as described in Note 6 to the financial statements. In our opinion, the information set forth in the accompanying balance sheet as of April 30, 2006 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Sarna & Company
Sarna & Company
Certified Public Accountants
Westlake Village, California
September 11, 2006

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	(Unaudited)	(Audited)
	July 31,	April 30,
	2006	2006

ASSETS

Current Assets:
Cash	$50	$171
Trust Account Receivable	2,100	576

Total Current Assets	2,150	747

Other Assets - Investment	-0-	-0-

TOTAL ASSETS	$2,150	$747

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and
Accrued Expenses	$65,101	$73,478
Due to Shareholder	21,150	21,150

Total Current Liabilities	86,251	94,628

Stockholders' Equity:
Common Stock, $0.001 par value
400,000,000 shares authorized,
32,170,000 and 31,949,920
shares issued	32,170	31,950
Additional Paid in Capital	1,051,080	996,280
Deficit Accumulated During
The Exploration Stage	(1,167,351)	(1,122,111)

Total Stockholders' Equity (Deficit)	(84,101)	(93,881)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$2,150	$747

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED
	JULY 31,		INCEPTION to
	2006	2005	JULY 31, 2006

Revenues	$0	$0	$0

Operating Expenses	(45,240)	(4,730)	(1,167,351)

Loss Before Provision for
Income Taxes	(45,240)	(4,730)	(1,167,351)

Provision for Income Taxes	(0)	(0)	(0)

Net Loss	(45,240)	(4,730)	(1,167,351)

Deficit, Beginning
of Period	(1,122,111)	(134,478)	(0)

Accumulated Deficit, End
of Period	$(1,167,351)	$(139,208)	$(1,167,351)

Net Loss per Share	$(0.001)	$(0.001)	$(0.045)

Weighted Average
Shares Outstanding	32,059,960	28,170,000	25,950,642

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

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances, April 30, 2005	7,042,500	704	82,546	(134,478)	(51,228)

Common Stock Issued
$1.00 per share
November 23,2005	500,000	50	499,950	----	500,000

4-for-1 Stock Split,
December 19, 2005	22,627,500	29,416	(29,416)	----	----

Common Stock Issued
$0.25 per share
February 3, 2006	400,000	400	99,600	----	100,000

Common Stock Issued
$0.25 per share
March 13, 2006	380,000	380	94,620	----	95,000

Common Stock Issued
$0.25 per share
March 31, 2006	999,920	1,000	248,980	----	249,980

Net Loss, Period Ended
April 30, 2006	----	----	----	(987,633)	(987,633)

Balances
April 30, 2006	31,949,920	$31,950	$996,280	$(1,122,111)	$(93,881)

Common Stock Issued
$0.25 per share
May 24, 2006	220,080	220	54,800	----	55,020

Net Loss, Period Ended
July 31, 2006	----	----	----	(45,240)	(45,240)

Balances
July 31, 2006	32,170,000	$32,170	$1,051,080	$(1,167,351)	$(84,101)

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	JULY 31,		INCEPTION to
	2006	2005	JULY 31, 2006

Cash Flows from
Operating Activities:

Net Loss	$(45,240)	$(4,730)	$(1,167,351)

Adjustments to Reconcile Net
Income to Net Cash Provided/(Used)
by Operating Activities:
Unrealized Loss on Investment	-0-	-0-	928,480
(Increase)/Decrease in:
Trust Account Receivable	(1,524)	-0-	(2,100)
Increase(Decrease) in:
Cash Overdraft	-0-	8	-0-
Accounts Payable	(8,377)	4,700	65,101

Net Cash Provided/(Used)
by Operating Activities	(55,141)	(22)	(175,870)

Cash Flows from
Investing Activities:

Stock Investment	-0-	-0-	(928,480)

Net Cash Used
by Investing Activities	-0-	-0-	(928,480)

Cash Flows from
Financing Activities:

Loans from Shareholders	-0-	-0-	21,150
Proceeds Related to
Issuance of Common Stock	55,020	-0-	1,083,250

Net Cash Provided by
Financing Activities	55,020	-0-	1,104,400

Net Increase (Decrease) in Cash	(121)	(22)	50

Cash at Beginning of Period	171	22	-0-

Cash at End of Period	$50	$-0-	$50

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2006
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
JULY 31, 2006
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
JULY 31, 2006
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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended July 31, 2006 and July 31, 2005 represents the minimum state income tax expense of the Company, which is not considered significant.

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2006
(Unaudited)

NOTE 5 – GOING CONCERN - CONTINUED

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,167,351 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

As a result of this stock split, weighted average shares outstanding and earnings per share for the three months ended July 31, 2006 and the three months ended July 31, 2005 and for the period February 20, 2001 to July 31, 2006 have been restated for the effect of the split.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2006
(Unaudited)

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

To fund this acquisition, on November 23, 2005 the Company’s director authorized a private placement of 4,000,000 post-split shares of the Company’s common stock, at a price of $0.25 per share. As of July 31, 2006, all 4,000,000 shares of the Company’s common stock were issued at a price of $0.25 per share, for a total of $1,000,000 in accordance with this private placement offering.

NOTE 8 – MERGER AGREEMENT/STOCK ISSUANCES

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2006
(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

On August 28, 2006, the Company’s board of directors authorized an offering on a private placement basis, of up to 5,000,000 units at a price of $0.10 per unit. Each unit consists of one common share of the Company’s stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional common share at a price of $0.10 per share, for a period ending one year from closing. The proceeds of this offering are to be used for mineral exploration and general corporate expenses.

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED
	JULY 31,		INCEPTION to
	2006	2005	JULY 31, 2006

Operating Expenses:
Accounting & Audit	$8,600	$-0-	$44,340
Consulting	1,250	-0-	1,250
Exploration and Development	-0-	-0-	24,266
Legal	23,365	913	99,503
Office Administration	5,600	3,000	32,100
Office Expenses	295	67	3,064
Regulatory Expenses/Fees	5,380	-0-	15,303
Rent	750	750	14,700
Telephone	-0-	-0-	1,344
Travel & Entertainment	-0-	-0-	3,001

Total Operating Expenses	$45,240	$4,730	$238,871

See Notes to Financial Statements

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As used in this Quarterly Report on Form 10-QSB, the terms "we,” "us,” "our,” “Terrace” and “our company” mean Terrace Ventures Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended April 30, 2006. These factors may cause our actual results to differ materially from any forward-looking statement.

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

RECENT CORPORATE DEVELOPMENTS

Since our last fiscal year ended April 30, 2006, we have experienced the following significant corporate developments in our business:

1.

On July 10, 2006, our Agreement and Plan of Merger Agreement dated May 24, 2006 with Sporg Corporation (“Sporg”), a private company engaged in the internet registration services, Sporg Technology Corp., and Gordon F. Burley (the “Merger Agreement”) expired and has not been extended by the parties. We have recently been notified that Sporg filed a notice of intention to make a proposal under the Canada Bankruptcy Act, and are no longer pursuing any merger with Sporg. Under the terms of the Merger Agreement, our wholly- owned subsidiary, Sporg Technology Corp., was to merge with Sporg and immediately thereafter we would merge with the Subsidiary and change our name to Sporg Technology Corp (the “Merger”). Concurrent with the completion of the Merger, our principal shareholder, Gordon F. Burley, was to surrender for cancellation 15,800,000 shares of our common stock held by him. We also approved a private placement of up to 2,000,000 shares of our common stock at a price of $0.30 per share to permit us to provide up to $525,000 of interim financing to Sporg pending completion of the Merger. Also under the terms of the Merger Agreement, we would issue two shares of our common stock in exchange for each outstanding share of common stock of Sporg, and grant options and warrants to purchase our shares to the existing option and warrant holders of Sporg. Closing of the Merger was subject to a number of conditions, including: (i) delivery of required financial statements by Sporg; (ii) Terrace providing the interim financing; (iii) Terrace obtaining a financing proposal from a reputable investment dealer for equity financing of not less than $3,000,000; (iv) substantial revisions to Sporg’s agreements with its senior management; and (v) termination of any investor rights agreement with a major investor of Sporg.

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

3.

On June 6, 2006, we completed and closed the offering (the “Offering”) of up to 4,000,000 (post-4:1 split) shares of our common stock at a price of $0.25 for gross proceeds of $1,000,000. The Offering was made pursuant to Regulation S of the Securities Act of 1933. We issued the 4,000,000 (post-4:1 split) shares of our common stock to ten investors pursuant to the Offering, for gross proceeds of $1,000,000. These shares were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act of 1933 on the basis of representations made by the subscribers that the subscribers were not “U.S. persons,” as that term is defined under Regulation S, and that the subscribers were not acquiring the shares for the account or benefit of a U.S. person.

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

We completed Phases I and II of our planned four phase exploration program on the Peach Claim property. The total cost for Phases I and II was approximately $12,500. Based on the results of Phase II of the exploration program, we determined to proceed with Phase III subject to obtaining additional financing.

Cash Requirements For The Next Twelve Months

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

Category	Planned Expenditures Over the Next Twelve Months
Professional Fees	$8,000
Mineral Exploration costs	$5,000
Miscellaneous	$2,000
TOTAL	$15,000

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

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended	Three Months Ended	Percentage
	July 31, 2006	July 31, 2005	Increase / (Decrease)
Revenue	$ -	$ -	N/A
Expenses	(45,240)	(4,730)	856.45%
Net Loss	$(45,240)	$(4,730)	856.45%

Revenues

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

Operating Expenses

	Three Months Ended	Three Months Ended	Percentage
	July 31, 2006	July 31, 2005	Increase / (Decrease)
Accounting & Audit	$8,600	$0	100%
Consulting	1,250	0	100%
Exploration and Development	0	0	0.00%
Legal	23,365	913	2459.15%
Office Administration	5,600	3,000	86.67%
Office Expenses	295	67	340.30%
Regulatory Expenses/Fees	5,380	0	100%
Rent	750	750	0.00%
Telephone	0	0	0.00%
Travel & Entertainment	0	0	0.00%
Total Operating Expenses	$45,240	$4,730	856.45%

The majority of our operating expenses for the quarter ended July 31, 2006 consisted of professional fees incurred by us in meeting our ongoing reporting obligations under federal securities laws. The increases in our expenses for the three months ended July 31, 2006 as compared to the comparative period in 2005 are primarily due to increase in our professional expenses associated with our reporting obligations under the Exchange Act and as a result of our failed merger negotiations with Sporg Corporation.

During the year ended April 30, 2006, our board of directors approved an offering (the “Offering”) of up to 4,000,000 (post-4:1 split) shares of our common stock at a price of $0.25 for gross proceeds of $1,000,000. The Offering was made pursuant to Regulation S of the Securities Act of 1933. During the year we issued the 4,000,000 (post-4:1 split) shares of our common stock to ten investors pursuant to the Offering, for gross proceeds of $1,000,000. The proceeds of the Offering were used to acquire our 6.5% stockholding interest in Sporg. The shares were acquired as part of the interim financing provided to Sporg under the terms of the proposed Merger Agreement with Sporg. We are presently holding the Sporg shares for investment purposes. The investment was recorded at cost as there was no available market for these shares. As a result of Sporg’s intention to file a proposal under the Canada Bankruptcy Act, the cost of these shares totaling $928,480 has been reduced for a permanent decline in value to zero. The shares were acquired as part of the interim financing provided to Sporg under the terms of the Merger Agreement with Sporg.

We anticipate that our operating expenses will increase as we undertake our plan of operation and pursue our exploration program for the Peach Claim. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase III of our exploration program to Phase IV.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At July 31, 2006	At April 30, 2006	Percentage
	(Unaudited)	(Audited)	Increase / (Decrease)
Current Assets	$2,150	$747	187.82%
Current Liabilities	(86,251)	(94,628)	(8.85)%
Working Capital (Deficit)	($84,101)	($93,881)	(10.42)%

Cash Flows
	Three Months Ended July 31
	2006	2005
Cash Flows from (used in) Operating Activities	$(55,141)	$(22)
Cash Flows from (used in) Investing Activities	0	0
Cash Flows from (used in) Financing Activities	55,020	0
Net Increase (decrease) in Cash During Period	$(121)	$(22)

We had cash on hand of $50 and a working capital deficit of $84,101 as of July 31, 2006 compared to working capital deficit $93,881 as of April 30, 2006. We anticipate that we will incur approximately $15,000 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months.

Financing Requirements

As at July 31, 2006, we had cash in the amount of $50. Our current operating funds are not sufficient to complete the proposed exploration program and will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We do not have sufficient cash on hand to complete Phase III of our proposed exploration program. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

From inception to July 31, 2006, we have suffered aggregate losses in the amount of $1,167,351 and net cash outflows from operations. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

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

We have incurred a net loss of $1,167,351 for the period from February 20, 2001 (inception) to July 31, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail.

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at July 31, 2006, we had cash in the amount of $50. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We do not have sufficient cash on hand to complete Phase III of our proposed exploration program. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

ITEM 3.           CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)

3.3	Bylaws.(1)

10.1	Mineral Claim Purchase Agreement dated August 15, 2001 between Terrace Ventures Inc. and Don Archibald.(1)

10.2	2006 Stock Incentive Plan.(4)

10.3	Stock Option Agreement between Terrace Ventures Inc. and Howard Thomson dated March 31, 2006.(4)

10.4	Management Consulting Agreement dated March 21, 2006 between Terrace Ventures Inc. and Howard Thomson.(4)

10.5	Agreement and Plan of Merger dated for reference May 24, 2006 among Terrace Ventures Inc., Sporg Technology Corp., Sporg Corporation and Gordon F. Burley.(5)

14.1	Code of Ethics.(3)

21.1	List Of Subsidiaries.(6)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 31, 2006.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 14, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRACE VENTURES INC.

Date:	September 14, 2006	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer and Chief Financial Officer
President, Secretary and Treasurer
Director
(Principal Executive Officer)
(Principal Accounting Officer)