Form 10QSB
period 2006-10-31
TERRACE VENTURES INC
filed 2006-12-20
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2006

[   ] Transition Report under Section 13 or 15(d) of the Exchange Act

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
Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,505,000 Shares of Common Stock as of December 18, 2006.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2006 are not necessarily indicative of the results that can be expected for the year ending April 30, 2007.

TERRACE VENTURES INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Terrace Ventures Inc.

We have reviewed the accompanying balance sheet of Terrace Ventures Inc. as of October 31, 2006, and the statements of operations and accumulated deficit, changes in stockholders’ equity, and statements of cash flows for the six month periods ended October 31, 2006 and October 31, 2005, and for the period February 20, 2001 (date of inception) to October 31, 2006. These interim financial statements are the responsibility of the management of Terrace Ventures Inc.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Terrace Ventures Inc. as of April 30, 2006, and the related statements of operations and accumulated deficit, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated July 19, 2006, we expressed an unqualified opinion on those financial statements which included an explanatory paragraph describing Terrace Ventures Inc.’s ability to continue as a going concern as described in Note 5 to the financial statements. In our opinion, the information set forth in the accompanying balance sheet as of April 30, 2006 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Sarna & Company
Sarna & Company
Certified Public Accountants
Westlake Village, California
December 13, 2006

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	(Unaudited)	(Audited)
	October 31, 2006	April 30, 2006

ASSETS

Current Assets:
Cash	$667	$171
Trust Account Receivable	2,561	576
Prepaid Expenses	82,500	-0-

Total Current Assets	85,728	747

Other Assets - Investment	-0-	-0-

TOTAL ASSETS	$85,728	$747

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable and
Accrued Expenses	$70,382	$73,478
Stock Subscription Deposits	133,820	-0-
Due to Shareholder	11,295	21,150

Total Current Liabilities	215,497	94,628

Stockholders' Deficit:
Common Stock, $0.001 par value
400,000,000 shares authorized,
32,505,000 and 31,949,920
shares issued	32,505	31,950
Additional Paid in Capital	1,151,245	996,280
Deficit Accumulated During
the Exploration Stage	(1,313,519)	(1,122,111)

Total Stockholders' Deficit	(129,769)	(93,881)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$85,728	$747

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,		INCEPTION to
	2006	2005	2006	2005	OCTOBER 31, 2006
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-
Operating Expenses	(45,668)	(9,459)	(90,908)	(14,189)	(284,539)
Loss Before Other
Income and Expenses	(45,668)	(9,459)	(90,908)	(14,189)	(284,539)
Other Expense:
Unrealized Loss
On Investment	-0-	-0-	(100,500)	-0-	(1,028,980)
Loss Before Provision
for Income Taxes	(45,668)	(9,459)	(191,408)	(14,189)	(1,313,519)
Provision for
Income Taxes	-0-	-0-	-0-	-0-	-0-
Net Loss	(45,668)	(9,459)	(191,408)	(14,189)	(1,313,519)
Accumulated Deficit,
Beginning of Period	(1,167,351)	(139,208)	(1,122,111)	(134,478)	-0-
Accumulated Deficit,
End of Period	$(1,213,019)	$(148,667)	$(1,313,519)	$(148,667)	$(1,313,519)

Net Loss per Share	$(0.001)	$(0.001)	$(0.006)	$(0.001)	$(0.050)
Weighted Average
Shares Outstanding	32,505,000	28,170,000	32,366,230	28,170,000	26,322,641

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

							Deficit
							Accumulated
	Common Stock				Additional		During the		Total
			Dollar		Paid in		Exploration		Stockholders'
	Shares		Amount		Capital		Stage		Equity(Deficit)
Inception
February 20, 2001	----	$	----	$	----	$	----	$	-----

Common Stock Issued
$0.001 per share
April 9, 2001	4,000,000		4,000		----		----		4,000

Net Loss,
April 30, 2001	----		----		----		(1,410)		(1,410)

Balances
April 30, 2001	4,000,000		4,000		----		(1,410)		2,590

Common Stock Issued
$0.01 per share
August 15, 2001	2,500,000		2,500		22,500		----		25,000

Net Loss,
April 30, 2002	----		----		----		(19,196)		(19,196)

Balances
April 30, 2002	6,500,000		6,500		22,500		(20,606)		8,394

Common Stock Issued
$0.10 per share
September 30, 2002	142,500		143		14,107		----		14,250

Net Loss,
April 30, 2003	----		----		----		(17,632)		(17,632)

Balances
April 30, 2003	6,642,500		6,643		36,607		(38,238)		5,012

Common Stock Issued
$0.10 per share
November 6, 2003	400,000		400		39,600		----		40,000

Net Loss,
April 30, 2004	----		----		----		(58,708)		(58,708)

Balances
April 30, 2004	7,042,500		7,043		76,207		(96,946)		(13,696)

Net Loss,
April 30, 2005	----		----		----		(37,532)		(37,532)

Balances
April 30, 2005	7,042,500		7,043		76,207		(134,478)		(51,228)

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) – CONTINUED
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity(Deficit)

Balances
April 30, 2005	7,042,500	$704	$82,546	$(134,478)	$(51,228)

Common Stock Issued
$1.00 per share
November 23, 2005	_500,000	50	499,950	----	500,000

4-for-1 Stock Split,
December 19, 2005	22,627,500	29,416	(29,416)	----	----

Common Stock Issued
$0.25 per share
February 3, 2006	400,000	400	99,600	----	100,000

Common Stock Issued
$0.25 per share
March 13, 2006	380,000	380	94,620	----	95,000

Common Stock Issued
$0.25 per share
March 31, 2006	999,920	1,000	248,980	----	249,980

Net Loss, Period Ended
April 30, 2006	----	----	----	(987,633)	(987,633)

Balances
April 30, 2006	31,949,920	31,950	996,280	(1,122,111)	(93,881)

Common Stock Issued
$0.25 per share
May 24, 2006	220,080	220	54,800	----	55,020

Common Stock Issued
$0.30 per share
June 5, 2006	335,000	335	100,165	----	100,500

Net Loss, Period Ended
October 31, 2006	----	----	----	(191,408)	(191,408)

Balances
October 31, 2006	32,505,000	$32,505	$1,297,587	$(1,313,519)	$(129,769)

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	OCTOBER 31,		INCEPTION to
	2006	2005	OCTOBER 31, 2006

Cash Flows from
Operating Activities:

Net Loss	$(191,408)	$(14,189)	$(1,313,519)

Adjustments to Reconcile Net
Income to Net Cash Provided/(Used)
by Operating Activities:
Unrealized Loss on Investment	100,500	-0-	1,028,980
(Increase)/Decrease in:
Trust Account Receivable	(1,985)	-0-	(2,561)
Prepaid Expenses	(82,500)	-0-	(82,500)
Increase(Decrease) in:
Accounts Payable	(3,096)	14,198	70,382

Net Cash Provided/(Used)
by Operating Activities	(178,489)	9	(299,218)

Cash Flows from
Investing Activities:

Stock Investment	(100,500)	-0-	(1,028,980)

Net Cash Used
by Investing Activities	-0-	-0-	(1,028,980)

Cash Flows from
Financing Activities:

Loans from Shareholders	145	-0-	21,295
Payments on Loans	(10,000)	-0-	(10,000)
Proceeds Related to
Issuance of Common Stock	289,340	-0-	1,317,570

Net Cash Provided by
Financing Activities	279,485	-0-	1,328,865

Net Increase (Decrease) in Cash	$496	$9	$667

Cash at Beginning of Period	171	22	-0-

Cash at End of Period	$667	$31	$667

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2006
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
OCTOBER 31, 2006
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
OCTOBER 31, 2006
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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended October 31, 2006 and October 31, 2005 represents the minimum state income tax expense of the Company, which is not considered significant.

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2006
(Unaudited)

NOTE 5 – GOING CONCERN - CONTINUED

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,313,519 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

As a result of this stock split, weighted average shares outstanding and earnings per share for the six months ended October 31, 2005 and for the period February 20, 2001 to October 31, 2006 have been restated for the effect of the split.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2006
(Unaudited)

NOTE 7 – INVESTMENT IN CLOSELY HELD STOCK

During the year ended April 30, 2006, the Company acquired a 5.9% interest in Sporg Corporation, a Nevada Corporation located in Vancouver, Canada, with the intention of executing an Agreement and Plan of Merger. This investment was recorded under the cost method of accounting, as there is no available market for these shares. The cost of these 1,428,429 shares, totaling $928,480, has been reduced for a permanent decline in value to zero, with the resulting unrealized loss of $928,480 reported in the year ended April 30, 2006.

To fund this acquisition, on November 23, 2005 the Company’s director authorized a private placement of 4,000,000 post-split shares of the Company’s common stock, at a price of $0.25 per share. As of July 31, 2006, all 4,000,000 shares of the Company’s common stock were issued at a price of $0.25 per share, for a total of $1,000,000 in accordance with this private placement offering.

On June 5, 2006, the Company acquired additional shares of Sporg Corporation at a cost of $100,500, bringing the Company’s total interest in Sporg to 6.5% . The cost of these shares has been reduced for a permanent decline in value to zero, resulting in an unrealized loss of $100,500.

NOTE 8 – MERGER AGREEMENT/STOCK ISSUANCES

On May 26, 2006, the Company entered into a merger agreement with Sporg Corporation. In connection with this agreement, the Company approved a private placement of its common stock of up to 2,000,000 shares at a price of $0.30 per share to permit it to provide up to $525,000 of interim financing to Sporg pending completion of the merger. On June 5, 2006, the Company issued 335,000 shares of its common stock at a price of $0.30 per share for a total of $100,500 in connection with this private placement. The proceeds were paid to Sporg Corporation as part of the interim financing agreement. On July 10, 2006, the merger agreement expired and was not extended by the parties. The $100,500 paid as part of the financing agreement has been reflected in the financial statements as an unrealized loss, as the recoverability of this investment is uncertain.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2006
(Unaudited)

NOTE 8 – MERGER AGREEMENT/STOCK ISSUANCES - CONTINUED

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

NOTE 9 – STOCK ISSUANCES

On August 28, 2006, the Company’s board of directors authorized an offering on a private placement basis, of up to 5,000,000 units at a price of $0.10 per unit. Each unit consists of one common share of the Company’s stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional common share at a price of $0.10 per share, for a period ending one year from closing. The proceeds of this offering are to be used for mineral exploration and general corporate expenses. As of October 31, 2006, subscriptions for 1,338,200 shares were received under this private placement, for a total contribution of $133,820.

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,		INCEPTION to
	2006	2005	2006	2005	OCTOBER 31, 2006

Operating Expenses:
Accounting & Audit	$3,860	$3,000	$12,460	$6,000	$48,200
Bank Charges	31	-0-	74	-0-	74
Consulting	20,000	-0-	21,250	-0-	21,250
Exploration and Development	-0-	-0-	-0-	-0-	24,266
Legal	10,771	5,603	34,136	6,516	110,274
Office Administration	7,500	-0-	13,100	-0-	39,600
Office Expenses	-0-	106	252	173	3,021
Regulatory Expenses/Fees	2,756	-0-	8,136	-0-	18,059
Rent	750	750	1,500	1,500	15,450
Telephone	-0-	-0-	-0-	-0-	1,344
Travel & Entertainment	-0-	-0-	-0-	-0-	3,001

Total Operating Expenses	$45,668	$9,459	$90,908	$14,189	$284,539

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

RECENT CORPORATE DEVELOPMENTS

Since our most recently completed quarter ended July 31, 2006, we have experienced the following significant corporate developments in our business:

1.

On October 5, 2006, we entered into a management consulting agreement with Ian Brodie. Pursuant to the terms of the agreement, Mr. Brodie is to be paid consulting fees of $10,000 per month, in consideration of which Mr. Brodie agreed to act as our Executive Vice President. Mr. Brodie may be granted, subject to the approval of our Board, incentive stock options to purchase shares of our common stock in such amounts and at such times as the

Board, in its absolute discretion, may from time to time determine. The term of the agreement is for a period expiring at the close of business on October 7, 2007, unless otherwise terminated pursuant to the terms of the agreement or extended by the Board. Mr. Brodie has served as President of Westin Capital Inc., a venture capital firm, from April 2001 to the present. In this capacity he has reviewed business plans of potential client companies to assess their viability, and been the key decision maker as to Westin Capital’s intention to provide funding. In addition he has provided client companies with management expertise in assisting them in attaining both further funding and public listings. With over 20 years experience in capital markets, Mr. Brodie brings a high level of corporate finance and merchant banking experience to Terrace. Mr. Brodie’s experience encompasses corporate restructuring, mergers, acquisitions, and divestitures. His specialized expertise includes in- depth knowledge of the brokerage community, and his years working as a turnaround specialist for a number of international investment bankers brings a wealth of experience to Terrace.

2.

On October 5, 2006, we entered into a management consulting agreement with Frank Anderson. Pursuant to the terms of the agreement, Mr. Anderson is to be paid consulting fees of $10,000 per month, in consideration of which Mr. Anderson agreed to act as our Vice President of Finance. Mr. Anderson may be granted, subject to the approval of our Board, incentive stock options to purchase shares of our common stock in such amounts and at such times as the Board, in its absolute discretion, may from time to time determine. The term of the agreement is for a period expiring at the close of business on October 7, 2007, unless otherwise terminated pursuant to the terms of the agreement or extended by the Board. Since July of this year, Mr. Anderson has been a self employed venture capital consultant. From September of 2000 to July of 2006, Mr. Anderson was a director, secretary and treasurer of Sporg Corporation, a Nevada corporation engaged in the internet registration services business. Mr. Anderson was formerly an investment advisor with Canaccord Capital Corp., Canada’s largest independent investment firm. He was employed at Canaccord from 1982 to 1999. Mr. Anderson has completed the Canadian Securities Course.

3.

On August 28, 2006, our board of directors authorized an offering on a private placement basis, of up to 5,000,000 units at a price of $0.10 per unit. Each unit consists of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional common share at a price of $0.10 per share, for a period ending one year from closing. The proceeds of this offering are to be used for mineral exploration and general corporate expenses.

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

Current State of Exploration

Our mineral claim presently does not have any mineral reserves. The exploration of the Peach Claim is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

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

Phase III - 2006 Exploration Program

Phase III of our exploration program consists of soil sampling to be conducted on a flagged grid within prospective areas identified by the two previous phases. We intend to commence Phase III of our exploration program in early 2007.

We completed Phases I and II of our planned four phase exploration program on the Peach Claim property. The total cost for Phases I and II was approximately $12,500. Based on the results of Phase II of the exploration program, we determined to proceed with Phase III subject to obtaining additional financing.

Cash Requirements For The Next Twelve Months

During this exploration stage, our president will only be devoting approximately six hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months; nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all tools needed for the exploratory work being conducted. Our total expenditures over the next twelve months are anticipated to be approximately $255,000.

Category	Planned Expenditures Over the Next Twelve Months
Professional Fees	$8,000
Management Fees	$240,000
Mineral Exploration costs	$5,000
Miscellaneous	$2,000
TOTAL	$255,000

Subject to obtaining additional financing, our plan of operation is to proceed with Phase III of the exploration of the Peach Claim in early 2007. A decision on proceeding beyond the planned Phase III will be made by assessing whether the results of Phase III are sufficiently positive to enable us to obtain the financing we will need for us to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase III. The decision whether or not to proceed will be based on the recommendations of our geological consultant.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Three Months Ended October 31,			Six Months Ended October 31,
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(45,668)	(9,459)	382.8%	(90,908)	(14,189)	540.7%
Net Loss	$(45,668)	$(9,459)	382.8%	$(191,408)	$(14,189)	1,249%

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

Operating Expenses

	Three Months Ended	Three Months Ended	Percentage
	October 31, 2006	October 31, 2005	Increase / (Decrease)
Accounting & Audit	$3,860	$3,000	26.7%
Bank Charges	31	0	100%
Consulting	20,000	0	100%
Exploration and Development	0	0	n/a
Legal	10,771	5,603	92.2%
Office Administration	7,500	0	100%
Office Expenses	0	106	(100)%
Regulatory Expenses/Fees	2,756	0	100%
Rent	750	750	n/a
Telephone	0	0	n/a
Travel & Entertainment	0	0	n/a
Total Operating Expenses	$45,668	$9,459	382.8%

The majority of our operating expenses for the quarter ended October 31, 2006 consisted of professional fees incurred by us in meeting our ongoing reporting obligations under the Exchange Act. The increases in our expenses for the three months ended October 31, 2006 as compared to the comparative period in 2005 are primarily due to increase in our professional expenses associated with our reporting obligations under the Exchange Act and as a result of our failed merger negotiations with Sporg Corporation.

Investment in Sporg Corporation

On June 5, 2006, we acquired an additional 161,538 shares of Sporg at a price of $0.65 per share in a private placement transaction. We now hold 1,589,967 shares representing approximately 6.5% of Sporg. The shares were acquired as part of the interim financing provided to Sporg under the failed Merger Agreement with Sporg. The investment was recorded at cost as there was no available market for these shares. As a result of Sporg’s intention to file a proposal under the Canada Bankruptcy Act, the cost of these shares has been reduced for a permanent decline in value to zero resulting in an unrealized loss of $1,028,980.

Net Loss

We recorded a net loss of $191,408 for the six months ended October 31, 2006, compared to a loss of $14,189 for the six months ended October 31, 2005 representing an increase of $177,219. The increase in net loss was as a result of the increase in operating expenses for the reasons stated above.

From inception to October 31, 2006, we have suffered aggregate losses in the amount of $1,313,519 and net cash outflows from operations. We expect to continue to incur substantial losses until we complete the development of our business. We anticipate that our operating expenses will increase as we undertake our plan of operation and pursue our exploration program for the Peach Claim. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase III of our exploration program to Phase IV.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At October 31, 2006	At April 30, 2006	Percentage
	(Unaudited)	(Audited)	Increase / (Decrease)
Current Assets	$85,728	$747	11376.3%
Current Liabilities	(215,497)	(94,628)	(13.7)%
Working Capital (Deficit)	$(129,769)	($93,881)	(38.2)%

Cash Flows
	Six Months Ended October 31
	2006	2005
Cash Flows from (used in) Operating Activities	$(178,489)	$9
Cash Flows from (used in) Investing Activities	0	0
Cash Flows from (used in) Financing Activities	279,485	0
Net Increase (decrease) in Cash During Period	$496	$9

We had cash on hand of $667 and a working capital deficit of $129,769 as of October 31, 2006 compared to working capital deficit $93,881 as of April 30, 2006. We anticipate that we will incur approximately $255,000 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan, see “Financing Requirements”, below.

Financing Requirements

As at October 31, 2006, we had total assets of $85,728 and a working capital deficit of $129,769. Our current operating funds are not sufficient to complete the proposed exploration program and will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan.

On August 28, 2006, our board of directors authorized an offering on a private placement basis, of up to 5,000,000 units at a price of $0.10 per unit for gross proceeds of $500,000. Each unit consists of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional common share at a price of $0.10 per share, for a period ending one year from closing. The proceeds of this offering are to be used for mineral exploration and general corporate expenses. If we are not able to complete the financing we will not be able to complete our plan of operation for the next twelve months. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We do not have sufficient cash on hand to complete Phase III of our proposed exploration program.

From inception to October 31, 2006, we have suffered aggregate losses in the amount of $1,313,519 and net cash outflows from operations. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

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

Use of Estimates

Management uses estimates and assumptions in preparing the financial statements included in this Quarterly Report in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Exploration Stage Company

We have been in the exploration stage since our inception and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Upon the location of commercially mineable reserves, we plan to prepare for mineral extraction and enter the development stage.

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

We have incurred a net loss of $1,313,519 for the period from February 20, 2001 (inception) to October 31, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail.

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at October 31, 2006, we had cash in the amount of $667. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We do not have sufficient cash on hand to complete Phase III of our proposed exploration program. We also require additional financing to sustain our business operations if we are not successful in earning revenues. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended October 31, 2006, we completed the sales of the following securities that were not registered pursuant to the Securities Act:

-

On June 5, 2006 we completed an issuance of 335,000 shares of our common stock to one subscriber at a price of $0.30 per share for gross proceeds of $100,500. We completed the offering pursuant to Regulation S of the Securities Act. The purchaser represented to us that they were a not a “US person” as defined in Regulation S and that they were not acquiring shares for the account or benefit of such a “US person.” We did not engage in a distribution of these securities in the United States.

-

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)

3.3	Bylaws.(1)

10.1	Mineral Claim Purchase Agreement dated August 15, 2001 between Terrace Ventures Inc. and Don Archibald.(1)

10.2	2006 Stock Incentive Plan.(4)

10.3	Stock Option Agreement between Terrace Ventures Inc. and Howard Thomson dated March 31, 2006.(4)

10.4	Management Consulting Agreement dated March 21, 2006 between Terrace Ventures Inc. and Howard Thomson.(4)

10.5	Agreement and Plan of Merger dated for reference May 24, 2006 among Terrace Ventures Inc., Sporg Technology Corp., Sporg Corporation and Gordon F. Burley.(5)

10.6	Management Consulting Agreement with Ian Brodie.(7)

10.7	Management Consulting Agreement with Frank Anderson.(7)

14.1	Code of Ethics.(3)

21.1	List Of Subsidiaries.(6)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 31, 2006.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 14, 2006.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 11, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRACE VENTURES INC.

Date:	December 20, 2006	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer and Chief Financial Officer
President, Secretary and Treasurer
Director
(Principal Executive Officer)
(Principal Accounting Officer)