Form 10QSB
period 2007-01-31
TERRACE VENTURES INC
filed 2007-03-19
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2007

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act
For the transition period from ________to ________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,183,200 Shares of Common Stock as of March 15, 2007.

Transitional Small Business Disclosure Format (check one):    Yes [ ]    No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2007 are not necessarily indicative of the results that can be expected for the year ending April 30, 2007.

TERRACE VENTURES INC.

FINANCIAL STATEMENTS

JANUARY 31, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Terrace Ventures Inc.
Blaine, Washington

We have reviewed the accompanying balance sheet of Terrace Ventures Inc. as of January 31, 2007, and the statements of operations and accumulated deficit, changes in stockholders’ deficit, and statements of cash flows for the nine month periods ended January 31, 2007 and January 31, 2006, and for the period February 20, 2001 (date of inception) to January 31, 2007. These interim financial statements are the responsibility of the management of Terrace Ventures Inc.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Terrace Ventures Inc. as of April 30, 2006, and the related statements of operations and accumulated deficit, changes in stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated July 19, 2006, we expressed an unqualified opinion on those financial statements which included an explanatory paragraph describing Terrace Ventures Inc.’s ability to continue as a going concern as described in Note 5 to the financial statements. In our opinion, the information set forth in the accompanying balance sheet as of April 30, 2006 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Sarna & Company
Sarna & Company
Certified Public Accountants
Westlake Village, California
March 12, 2007

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS

	(Unaudited)	(Audited)
	January 31, 2007	April 30, 2006

Current Assets:
Cash	$4,264	$171
Trust Account Receivable	2,467	576
Prepaid Expenses	26,500	-0-

Total Current Assets	33,231	747

Other Assets - Investment	-0-	-0-

TOTAL ASSETS	$33,231	$747

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable and
Accrued Expenses	$69,380	$73,478
Due to Shareholder	11,295	21,150

Total Current Liabilities	80,675	94,628

Stockholders' Deficit:
Common Stock, $0.001 par value
400,000,000 shares authorized,
34,183,200 and 31,949,920
shares issued	34,183	31,950
Additional Paid in Capital	1,317,387	996,280
Deficit Accumulated During
the Exploration Stage	<1,399,014>	<1,122,111>

Total Stockholders' Deficit	<47,444>	<93,881>

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$33,231	$747

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

		THREE MONTHS ENDED				NINE MONTHS ENDED
		JANUARY 31,				JANUARY 31,				INCEPTION to
		2007		2006		2007		2006		JANUARY 31, 2007
Revenues		$-0-		$-0-		$-0-		$-0-		$-0-
Operating Expenses		<85,495>		<8,425>		<176,403>		<36,037>		<370,034>
Loss Before Other
Income and Expenses		<85,495>		<8,425>		<176,403>		<36,037>		<370,034>
Other Expense:
Unrealized Loss
On Investment		-0-		-0-		<100,500>		-0-		<1,028,980>
Loss Before Provision
for Income Taxes		<85,495>		<8,425>		<276,903>		<36,037>		<1,399,014>
Provision for
Income Taxes		-0-		-0-		-0-		-0-		-0-
Net Loss		<85,495>		<8,425>		<276,903>		<36,037>		<1,399,014>
Accumulated Deficit,
Beginning of Period		<1,313,519>		<113,861>		<1,122,111>		<134,478>		-0-
Accumulated Deficit,
End of Period	$	<1,399,014>	$	<122,286>	$	<1,399,014>	$	<170,515>	$	<1,399,014>

Net Loss per Share	$	<0.00>	$	<0.00>	$	<0.01>	$	<0.00>	$	<0.05>
Weighted Average
Shares Outstanding		33,344,100		29,503,333		32,692,187		28,614,444		26,615,202

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

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) – CONTINUED
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity(Deficit)

Balances
April 30, 2005	7,042,500	$704	$82,546	$(134,478)	$(51,228)

Common Stock Issued
$1.00 per share
November 23,2005	500,000	50	499,950	----	500,000

4-for-1 Stock Split,
December 19, 2005	22,627,500	29,416	(29,416)	----	----

Common Stock Issued
$0.25 per share
February 3, 2006	400,000	400	99,600	----	100,000

Common Stock Issued
$0.25 per share
March 13, 2006	380,000	380	94,620	----	95,000

Common Stock Issued
$0.25 per share
March 31, 2006	999,920	1,000	248,980	----	249,980

Net Loss, Period Ended
April 30, 2006	----	----	----	(987,633)	(987,633)

Balances
April 30, 2006	31,949,920	31,950	996,280	(1,122,111)	(93,881)

Common Stock Issued
$0.25 per share
May 24, 2006	220,080	220	54,800	----	55,020

Common Stock Issued
$0.30 per share
June 5, 2006	335,000	335	100,165	----	100,500

Common Stock Issued
$0.10 per share
January 23, 2007	1,678,200	1,678	166,142	----	167,820

Net Loss, Period Ended
January 31, 2007	----	----	----	(276,903)	(276,903)

Balances
January 31, 2007	34,183,200	$34,183	$1,317,387	$(1,399,014)	$(47,444)

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

		NINE MONTHS ENDED
		JANUARY 31,				INCEPTION to
		2007		2006		JANUARY 31, 2007

Cash Flows from
Operating Activities:

Net Loss	$	<276,903>	$	<36,037>	$	<1,399,014>

Adjustments to Reconcile Net
Income to Net Cash Provided/<Used>
by Operating Activities:
Unrealized Loss on Investment		100,500		-0-		1,028,980
<Increase>/Decrease in:
Trust Account Receivable		<1,891>		<540>		<2,467>
Prepaid Expenses		<26,500>		-0-		<26,500>
Increase<Decrease> in:
Accounts Payable		<4,098>		30,756		69,380

Net Cash Provided/<Used>
by Operating Activities		<208,892>		<5,821>		<329,621>

Cash Flows from
Investing Activities:

Stock Investment		<100,500>		<494,000>		<1,028,980>

Net Cash Used
by Investing Activities		<100,500>		<494,000>		<1,028,980>

Cash Flows from
Financing Activities:

Loans from Shareholders		145		-0-		21,295
Payments on Loans		<10,000>		-0-		<10,000>
Proceeds Related to
Issuance of Common Stock		323,340		500,000		1,351,570

Net Cash Provided by
Financing Activities		313,485		500,000		1,362,865

Net Increase <Decrease> in Cash		$4,093		$179		$4,264

Cash at Beginning of Period		171		22		-0-

Cash at End of Period		$4,264		$201		$4,264

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2007
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

Pro Forma Compensation Expense

The Company accounts for options and restricted stock granted to employees and directors in accordance with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FASB Statement No. 123 and related interpretations. As such, compensation expense is recorded on stock option and restricted stock grants based on the fair value of the options or restricted stock granted, which is estimated on the date of grant using the Black-Scholes option-pricing model for stock options granted, and is recognized on a straight-line basis over the vesting period.

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
JANUARY 31, 2007
(Unaudited)

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

Investments

Investments that are purchased in other companies are valued at cost less any impairment in the value that is other than temporary in nature.

Per Share Information

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2007
(Unaudited)

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended January 31, 2007 and January 31, 2006 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently rents administrative office space under a monthly renewable contract.

Litigation

The Company is not presently involved in any litigation.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 5 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,399,014 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2007
(Unaudited)

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2007
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

On August 28, 2006, the Company’s board of directors authorized an offering on a private placement basis, of up to 5,000,000 units at a price of $0.10 per unit. Each unit consists of one common share of the Company’s stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional common share at a price of $0.10 per share, for a period ending one year from closing. The proceeds of this offering are to be used for mineral exploration and general corporate expenses. On January 23, 2007, 1,678,200 shares and 1,678,200 warrants were issued under this private placement, for a total contribution of $167,820.

NOTE 9 – STOCK OPTIONS

On March 21, 2006, the Company entered into a stock option agreement with a director of the Company. The options provide for the purchase of 200,000 shares of Company common stock at $0.27 per share. Compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company’s stock at the date of grant over the amount the recipient must pay to acquire the stock. At the date of grant, fair market value approximated the strike price. The options expire on March 21, 2008.

NOTE 10 – SUBSEQUENT EVENTS

On February 28, 2007, the Company entered into a letter of intent with Solara Technologies, Inc. (“Solara”), a private British Columbia company engaged in the development of both hardware and software for the self service vending industry. Under the terms of the letter of intent the closing of the merger is subject to a number of conditions, including delivery of all financial statements of Solara required under applicable securities rules, the Company providing Solara with a loan of $200,000 (the “Solara Loan”) prior to closing of the merger, the parties entering into a formal agreement outlining the terms of the merger no later than March 15, 2007, and each of the parties satisfactorily completing their respective due diligence review

On March 7, 2007, the Company approved a private placement of up to 5,000,000 shares of the Company’s common stock at a price of $0.10 per share to fund the Solara Loan and for working capital purposes. This offering is intended to be made to non-US investors pursuant to Regulation S of the United States Securities Act of 1933.

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,		INCEPTION to
	2007	2006	2007	2006	JANUARY 31, 2007

Operating Expenses:
Accounting & Audit	$3,920	$4,870	$16,380	$7,870	$52,120
Bank Charges	107	-0-	181	-0-	181
Consulting	60,000	-0-	81,250	-0-	81,250
Exploration and Development	-0-	-0-	-0-	-0-	24,266
Legal	11,944	13,479	46,080	19,995	122,218
Office Administration	7,500	-0-	20,600	3,000	47,100
Office Expenses	-0-	30	252	203	3,021
Regulatory Expenses/Fees	1,274	2,719	9,410	2,719	19,333
Rent	750	750	2,250	2,250	16,200
Telephone	-0-	-0-	-0-	-0-	1,344
Travel & Entertainment	-0-	-0-	-0-	-0-	3,001

Total Operating Expenses	$85,495	$21,848	$176,403	$36,037	$370,034

See Notes to Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As used in this Quarterly Report on Form 10-QSB, the terms "we,” "us,” "our,” “Terrace” and “our company” mean Terrace Ventures Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended April 30, 2006 and our Current Reports on Form 8-K. These factors may cause our actual results to differ materially from any forward-looking statement.

General

We were incorporated on February 20, 2001 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a 100% undivided interest in a mineral claim that we refer to as the Peach Mineral Claim (the “Peach Claim”) located in the Nicola, Simalkameen and Osoyoos Mining Divisions of the Province of British Columbia, Canada.

We recently entered into a letter of intent with Dorn Beattie, the principal shareholder of Solara Technologies, Inc. (“Solara”), a private British Columbia company engaged in the development of both hardware and software for the self service industry. Pursuant to the terms of the letter of intent, we intend to complete a merger with Solara such that following its completion the shareholders of Solara, immediately prior to the merger, will own 70% of the issued and outstanding shares of the resulting entity and our shareholders, immediately prior to the merger, will hold 30% of the resulting entity. Our plan of operation is to complete the proposed merger of Solara and Terrace over the next twelve months. Until the proposed merger is completed, of which there is no assurance, we intend to continue to carry on with our exploration work on the Peach Claim in order to ascertain whether it possesses commercially exploitable deposits of gold. Further exploration of this mineral claim is required before a final determination as to its viability can be made. No commercially viable mineral deposit may exist on our mineral claim. We can provide no assurance that our mineral claim contains a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. At this time, we have no reserves on our mineral claim.

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

RECENT CORPORATE DEVELOPMENTS

Since our most recently completed quarter ended October 31, 2006, we have experienced the following significant corporate developments in our business:

1.

We entered into a letter of intent dated February 28, 2007 with the principal shareholder of Solara Technologies, Inc. (“Solara”), a private British Columbia company engaged in the development of both hardware and software for the self service vending industry. Pursuant to the terms of the letter of intent, Terrace and Solara intend to complete a merger of the two companies such that following completion of the merger the shareholders of Solara, immediately prior to the merger will own 70% of the issued and outstanding shares of the resulting entity and the shareholders of Terrace, immediately prior to the merger will hold 30% of the resulting entity. If the merger is completed, we will take all steps necessary to ensure that at closing the board of directors of the resulting entity will consist of three members: the existing director of Terrace; one director nominated by Solara; and one director nominated by both of the board members. Under the terms of the letter of intent the closing of the merger is subject to a number of conditions, including: (i) delivery of all financial statements of Solara required under applicable securities rules; (ii) Terrace providing Solara with a loan of $200,000 (the “Solara Loan”) prior to closing of the merger; (iii) the parties entering into a formal agreement outlining the terms of the merger by no later than March 15, 2007; and (iv) each of the parties satisfactorily completeing their respective due diligence review. There is no assurance that the proposed transaction will be completed as planned or at all.

2.

On March 7, 2007, we approved a private placement of up to 5,000,000 shares of Terrace’s common stock at a price of $0.10 per share to fund the Solara Loan and for working capital purposes (the “Offering”). The Offering is intended to be made to non-US investors pursuant to Regulation S of the United States Securities Act of 1933. There is no assurance that the Offering will be completed on the above terms or at all.

3.

On January 17, 2007, we completed an issuance of 1,678,200 units at a price of $0.10 per unit for gross proceeds of $167,820. Each unit consists of one share of our common stock and one share purchase warrant entitling the holder to purchase an additional share of our common stock for a period of one year from the date of the issuance at an exercise price of $0.10 per share. The issuance was completed pursuant to Regulation S of the Securities Act. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

PLAN OF OPERATION

Our plan of operation is to complete the proposed merger of Solara and Terrace over the next twelve months. Until the proposed merger is completed, of which there is no assurance, we intend to continue to conduct mineral exploration activities on the Peach Claim in order to assess whether the claim possesses commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable deposits of gold minerals. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claim.

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

Phase III - 2006 Exploration Program

Phase III of our exploration program consists of soil sampling to be conducted on a flagged grid within prospective areas identified by the two previous phases. We intend to commence Phase III of our exploration program in early to mid 2007.

Cash Requirements For The Next Twelve Months

During this exploration stage, our president will only be devoting approximately six hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months; nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all tools needed for the exploratory work being conducted. Our total expenditures over the next twelve months are anticipated to be as follows:

Category	Planned Expenditures Over the Next Twelve Months
Professional Fees	$8,000
Management Fees	$240,000
Mineral Exploration costs	$5,000
Miscellaneous	$2,000
TOTAL	$255,000

Subject to obtaining additional financing, and the completion of our proposed merger with Solara, we intend to proceed with Phase III of the exploration of the Peach Claim in early to mid 2007. A decision on proceeding beyond the planned Phase III will be made by assessing whether the results of Phase III are sufficiently positive to enable us to obtain the financing we will need for us to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase III. The decision whether or not to proceed will be based on the recommendations of our geological consultant.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Three Months Ended January 31,			Nine Months Ended January 31,
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(85,495)	(8,425)	914.8%	(176,403)	(36,037)	389.5%
Net Loss	$(85,495)	$(8,425)	914.8%	$(276,903)	$(36,037)	668.4%

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

Operating Expenses

	Three Months Ended			Nine Months Ended
	January 31		Percentage	January 31		Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Accounting & Audit	$3,920	$4,870	(19.5)%	$16,380	$7,870	108.1%
Bank Charges	107	-	n/a	181	-	n/a
Consulting	60,000	-	n/a	81,250	-	n/a
Exploration and	-	-	n/a	-	-	n/a
Development
Legal	11,944	13,479	(11.4)%	46,080	19,995	130.5%
Office Administration	7,500	-	n/a	20,600	3,000	586.7%
Office Expenses	-	30	(100)%	252	203	24.1%
Regulatory Expenses/Fees	1,274	2,719	(53.1)%	9,410	2,719	246.1%
Rent	750	750	n/a	2,250	2,250	n/a
Telephone	-	-	n/a	-	-	n/a
Travel & Entertainment	-	-	n/a	-	-	n/a
Total Operating Expenses	$85,495	$21,848	291.3%	$176,403	$36,037	389.5%

The majority of our operating expenses for the quarter ended January 31, 2007 consisted of consulting fees paid to our management and professional fees incurred by us in meeting our ongoing reporting obligations under the Exchange Act. The increases in our expenses for the three months ended January 31, 2007 as compared to the comparative period in 2006 are primarily due to an increase in our consulting expenses.

Investment in Sporg Corporation

We presently hold 1,589,967 shares representing approximately 6.5% of Sporg Corporation. The shares were acquired as part of the interim financing provided to Sporg under the failed Merger Agreement with Sporg. The investment was recorded at cost as there was no available market for these shares. As a result of Sporg’s intention to file a proposal under the Canada Bankruptcy Act, the cost of these shares has been reduced for a permanent decline in value to zero resulting in an unrealized loss of $1,028,980.

Net Loss

We recorded a net loss of $276,903 for the nine months ended January 31, 2007, compared to a loss of $36,037 for the nine months ended January 31, 2006 representing an increase of $240,866. The increase in net loss was as a result of the increase in operating expenses for the reasons stated above.

From inception to January 31, 2007, we have suffered aggregate losses in the amount of $1,399,014 and net cash outflows from operations. We expect to continue to incur substantial losses until we complete the development of our business. We anticipate that our operating expenses will increase in the event that we complete the proposed merger with Solara, and as we undertake our plan of operation and pursue our exploration program for the Peach Claim. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase III of our exploration program to Phase IV.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

	At January 31, 2007	At April 30, 2006	Percentage
	(Unaudited)	(Audited)	Increase / (Decrease)
Current Assets	$33,231	$747	4,348.6%
Current Liabilities	(80,675)	(94,628)	(14.7)%
Working Capital (Deficit)	$(47,444)	($93,881)	(49.5)%

Cash Flows

	Nine Months Ended January 31
	2007	2006
Cash Flows from (used in) Operating Activities	$(208,892)	$(5,821)
Cash Flows from (used in) Investing Activities	(100,500)	(494,000)
Cash Flows from (used in) Financing Activities	313,485	500,000
Net Increase (decrease) in Cash During Period	$4,093	$179

We had cash on hand of $4,264 and a working capital deficit of $47,444 as of January 31, 2007 compared to a working capital deficit of $93,881 as of April 30, 2006. We anticipate that we will incur approximately $255,000 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan, see “Financing Requirements,” below.

Financing Requirements

As at January 31, 2007, we had total assets of $33,231 and a working capital deficit of $47,444. Our current operating funds are not sufficient to complete the proposed merger with Solara and the proposed exploration program and will be insufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan.

On January 17, 2007, we completed an issuance of 1,678,200 units at a price of $0.10 per unit for gross proceeds of $167,820. Each unit consists of one share of our common stock and one share purchase warrant entitling the holder to purchase an additional share of our common stock for a period of one year from the date of the issuance at an exercise price of $0.10 per share. The issuance was completed pursuant to Regulation S of the Securities Act. The proceeds of this offering were used for working capital and mineral exploration.

On March 7, 2007, we approved a private placement of up to 5,000,000 shares of Terrace’s common stock at a price of $0.10 per share to fund the Solara Loan and for working capital purposes (the “Offering”). The Offering is intended to be made to non-US investors pursuant to Regulation S of the United States Securities Act of 1933. There is no assurance that the Offering will be completed on the above terms or at all.

From inception to January 31, 2007, we have suffered aggregate losses in the amount of $1,399,014 and net cash outflows from operations. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

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

We have incurred a net loss of $1,399,014 for the period from February 20, 2001 (inception) to January 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail.

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete the proposed merger with Solara and/or a full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at January 31, 2007, we had cash in the amount of $4,264. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We do not have sufficient cash on hand to complete Phase III of our proposed exploration program. We also require additional financing to sustain our business operations if we are not successful in earning revenues. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

There were no changes in our internal control over financial reporting during the quarter ended January, 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2007, we completed the sales of the following securities that were not registered pursuant to the Securities Act:

1.

On January 17, 2007, we completed an issuance of 1,678,200 units at a price of $0.10 per unit for gross proceeds of $167,820. Each unit consists of one share of our common stock and one share purchase warrant entitling the holder to purchase an additional share of our common stock for a period of one year from the date of the issuance at an exercise price of $0.10 per share. The issuance was completed pursuant to Regulation S of the Securities Act. The purchasers represented to us that they were not “US persons,” as that term is defined under Regulation S, and that the subscribers were not acquiring the shares for the account or benefit of U.S. persons. The proceeds of this offering were used for mineral exploration and general corporate expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)

3.3	Bylaws.(1)

10.1	Mineral Claim Purchase Agreement dated August 15, 2001 between Terrace Ventures Inc. and Don Archibald.(1)

10.2	2006 Stock Incentive Plan.(4)

10.3	Stock Option Agreement between Terrace Ventures Inc. and Howard Thomson dated March 31, 2006.(4)

10.4	Management Consulting Agreement dated March 21, 2006 between Terrace Ventures Inc. and Howard Thomson.(4)

10.5	Agreement and Plan of Merger dated for reference May 24, 2006 among Terrace Ventures Inc., Sporg Technology Corp., Sporg Corporation and Gordon F. Burley.(5)

10.6	Management Consulting Agreement with Ian Brodie.(7)

10.7	Management Consulting Agreement with Frank Anderson.(7)

10.8	Letter of Intent dated February 28, 2007 between Terrace Ventures Inc. and Dorn Beattie.(8)

14.1	Code of Ethics.(3)

21.1	List Of Subsidiaries.(6)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 31, 2006.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 14, 2006.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 11, 2006.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 7, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRACE VENTURES INC.

Date: March 15, 2007	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer and Chief Financial Officer
President, Secretary and Treasurer
Director
(Principal Executive Officer)
(Principal Accounting Officer)