Form 10KSB/A
period 2006-04-30
TERRACE VENTURES INC
filed 2007-03-30
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

[ X ] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended April 30, 2006

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____to _____

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

EXPLANATORY NOTE

Terrace Ventures Inc. (the "Company") is amending this Annual Report on Form 10-KSB for the year ended April 30, 2006 for the following reasons:

(i)

The Company’s independent registered accountants have made a minor correction to the audit report to the accompanying audited financials for the year ended April 30, 2006 (the “Audited Financials”) to state that the audit was conducted in accordance with the standards of the public company accounting oversight board.

(ii)

The Company made minor corrections to the presentation of the net loss per share in the statements of operations and accumulated deficit in the accompanying Audited Financials to revise presentation of earnings per share to the nearest cent.

(iii)	The Company revised Note 9 to the accompanying Audited Financials to disclose the issuance of 200,000 vested stock options issued in the fiscal year ended April 30, 2006.

Other than the foregoing items, no part of the Annual Report on Form 10-KSB filed on August 14, 2006 is being amended, and the filing of this Amended Annual Report on Form 10-KSB/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to August 14, 2006.

ITEM 7. FINANCIAL STATEMENTS.

2

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APRIL 30, 2006	APRIL 30, 2005	APRIL 30, 2006

Revenues	$-0-	$-0-	$-0-

Operating Expenses	(59,153)	(37,532)	(193,631)

Loss Before Other Income
And Expenses	(59,153)	(37,532)	(193,631)

Other Expense:
Unrealized Loss
on Investment	(928,480)	-0-	(928,480)

Loss Before Provision for
Income Taxes	(987,633)	(37,532)	(1,122,111)

Provision for Income Taxes	-0-	-0-	-0-

Net Loss	(987,633)	(37,532)	(1,122,111)

Accumulated Deficit,
Beginning of Period	(134,478)	(96,946)	-0-

Accumulated Deficit,
End of Period	$(1,122,111)	$(134,478)	$(1,122,111)

Net Loss per Share	$(0.03)	$(0.00)	$(0.04)

Weighted Average
Shares Outstanding	31,949,920	28,170,000	25,659,722

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

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APRIL 30,2006	APRIL 30,2005	APRIL 30, 2006

Operating Expenses
Accounting	$11,080	$7,240	$35,740
Exploration Expense	-0-	-0-	24,266
Legal	34,039	19,102	76,138
Office Administration	6,000	6,000	26,500
Office Expenses	1,152	119	2,769
Regulatory Expenses/Fees	3,882	1,747	9,923
Rent	3,000	3,000	13,950
Telephone	-0-	-0-	1,344
Travel & Entertainment	-0-	324	3,001

Total Operating Expenses	$59,153	$37,532	$193,631

See Notes to Financial Statements.

ITEM 13. EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)

3.3	Bylaws.(1)

10.1	Mineral Claim Purchase Agreement dated August 15, 2001 between Terrace Ventures Inc. and Don Archibald.(1)

10.2	2006 Stock Incentive Plan.(4)

10.3	Stock Option Agreement between Terrace Ventures Inc. and Howard Thomson dated March 31, 2006.(4)

10.4	Management Consulting Agreement dated March 21, 2006 between Terrace Ventures Inc. and Howard Thomson.(4)

10.5	Agreement and Plan of Merger dated for reference May 24, 2006 among Terrace Ventures Inc., Sporg Technology Corp., Sporg Corporation and Gordon F. Burley.(5)

14.1	Code of Ethics.(3)

21.1	List Of Subsidiaries.(6)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 31, 2006.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 14, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRACE VENTURES INC.

Date: March 29, 2007	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2007	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)
Director

Date: March 29, 2007	By:	/s/ Gordon F. Burley
GORDON F. BURLEY
Director