Form 10KSB
period 2007-04-30
TERRACE VENTURES INC
filed 2007-08-13
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ]	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended April 30, 2007

[ ]	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ____ to ____

COMMISSION FILE NUMBER: 000-50569

TERRACE VENTURES INC.
(Name of small business issuer in its charter)

NEVADA	91-2147101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 202, 810 Peace Portal Drive,
Blaine, WA	98230
(Address of principal executive offices)	(Zip Code)

(360) 220-5218
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ X ] No [    ]

State issuer's revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $2,818,396 as of April 30, 2007 based on $0.155 being the average bid and asked price of the registrant’s common stock on the OTC Bulletin Board on April 27, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 34,183,200 Shares of Common Stock as of April 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [    ] No [ X ]

TERRACE VENTURES INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED APRIL 30, 2007

INDEX

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

Foreign Currency and Exchange Rates

For purposes of consistency and to express United States dollars throughout this Annual Report, Canadian dollars have been converted into United States currency at the rate of CDN$1.00 being approximately equal to US$0.91, which is the approximate average exchange rate during recent months.

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

Our plan of operation is to continue to carry on with our exploration work on the Peach Claim in order to ascertain whether it possesses commercially exploitable deposits of gold. Further exploration of this mineral claim is required before a final determination as to its viability can be made. No commercially viable mineral deposit may exist on our mineral claim. We can provide no assurance that our mineral claim contains a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. At this time, we have no reserves on our mineral claim.

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

RECENT CORPORATE DEVELOPMENTS

Since our most recently completed quarter ended January 31, 2007, we have experienced the following significant corporate developments:

1.

On August 10, 2007 the Company’s board of directors determined not to proceed with the proposed merger with Solara based on the results of its review of the due diligence materials provided by Solara to the Company. The Company previously entered into a letter of intent dated February 28, 2007 with the principal shareholder of Solara Technologies, Inc., a private British Columbia company engaged in the development of both hardware and software for the self service vending industry. Pursuant to the terms of the letter of intent, Terrace and Solara intended to complete a merger of the two companies with the resulting issuer changing its business to that of Solara. The proposed merger was subject to a number of conditions, including, Terrace providing Solara with a loan of $200,000 prior to closing of the merger, the parties entering into a formal agreement outlining the terms of the merger; and each of the parties satisfactorily completing their respective due diligence review. On May 18, 2007, pursuant to the terms of the letter of intent, the Company entered into a loan agreement (the “Loan Agreement”), pursuant to which the Company loaned a total of US$200,000 to Solara (the “Loan”). Under the terms of the Loan Agreement, Solara was required to: (i) enter into a formal merger agreement within 60 days of the date of the Loan Agreement; (ii) obtain shareholder approval of the proposed merger within 90 days of the date of the Loan Agreement; (iii) provide required financial statements within 90 days of the Loan Agreement; and (iv) complete the proposed merger within 120 days of the Loan Agreement. The formal merger agreement was not entered into by the parties as required under the terms of the Loan Agreement, and as a result the Company has requested that Solara repay the Loan.

2.

On July 12, 2007, we issued 2,570,000 shares of our common stock at a price of $0.10 per share to 27 subscribers pursuant to Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”). The shares represent the first tranche of a private placement of up to 5,000,000 shares at a price of $0.10 US per share approved by the Company’s Board of Directors on March 7, 2007. There is no assurance that any additional shares will be issued under the private placement. The proceeds of the private placement were used to fund $200,000 of loans to the Company’s former merger candidate, Solara Technologies Inc., to retire corporate debt and for general corporate purposes.

3.

On June 4, 2007, Ian Brodie resigned as the Executive Vice President of the Company and Frank Anderson resigned as the Vice President of Finance of the Company. There were no disagreements between Messrs. Anderson and Brodie and the Company regarding any matter relating to the Company’s operations, policies or practices.

4.

On May 31, 2007, Gordon F. Burley resigned as a Director of the Company. Mr. Burley’s resignation was for personal reasons. There was no disagreement between Mr. Burley and the Company regarding any matter relating to the Company’s operations, policies or practices. The number of directors has been reduced to one. The Company has no replacement director to fill the vacancy by Mr. Burley’s resignation. Howard Thomson serves as the sole director of the Company.

Acquisition of the Peach Mineral Claim

We purchased the Peach Claim property from Don Archibald for cash consideration of $5,000 pursuant to a purchase agreement dated August 15, 2001. The Peach Claim property is comprised of one mineral claim with a total area of approximately 500 hectares, located in Nicola, Simalkameen and Osoyoos Mining Divisions, approximately 40 kilometres west of Kelowna, British Columbia, Canada, see “Description of Property, below.

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

COMPLIANCE WITH GOVERNMENT REGULATION

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia, Canada. The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy, Mines and Petroleum Resources.

The Ministry of Energy, Mines and Petroleum Resources manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the Mineral Tenure Act, administered by the Mineral Titles Branch of the Ministry of Energy, Mines and Petroleum Resources, and the Mines Act as well as the Health, Safety and Reclamation Code and the Mineral Exploration Code. The Mineral Tenure Act and its regulations govern the procedures involved in locating, recording and maintaining mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals, designed as production tenures. The Mineral Tenure Act does not apply to minerals held by crown grant or by freehold tenure.

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

Our mineral claim will expire on November 30, 2007. The minimum exploration work that must be performed or the fee payable in lieu of exploration work for keeping our claim current is equal to approximately $7.28 (CDN$8.00) annually per hectare. Our mineral claim consists of 500 hectares. As our mineral claim is effective until November 30, 2007, we must file confirmation of the completion of exploration work in the minimum amount of approximately $3,640 (CDN$4,000) or make a payment in lieu or exploration work in the minimum amount by November 30, 2007. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claim will lapse on November 30, 2007, and we will lose all interest that we have in our mineral claim. We intend to pay the required fee or perform the minimum exploration work required to meet this amount to extend our mineral claim for an additional year upon the expiry of our mineral claim, unless the results of our exploration program indicate that the claim is not commercially viable.

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

SUBSIDIARIES

Sporg Technology Corp., a Nevada corporation and Solara Acquisition Corp., a Nevada corporation, are our wholly-owned subsidiaries.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation. We have expended approximately $24,266 on our exploration program as of the date of this annual report

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

Description of Property and Location of Peach Mineral Claim

The Peach Claim property is comprised of one mineral claim with a total area of approximately 500 hectares, located in Nicola, Simalkameen and Osoyoos Mining Divisions, approximately 40 kilometres west of Kelowna, British Columbia, Canada, see “Figure 1” below. The claim is accessible by a gravel road. We obtained information on the area from the British Columbia Ministry of Energy, Mines and Petroleum Resources and Geological Consultants in 2001.

The Peach Claim is recorded with the Ministry of Energy, Mines and Petroleum Resources, Province of British Columbia, Canada under the following name, tag and tenure number:

Name of Mineral Claim	Tag Number	Tenure Number	Expiry Date
PEACH #1	210577	385660	November 30, 2007

Our mineral claim will expire on November 30, 2007. The minimum exploration work that must be performed or the fee payable in lieu of exploration work for keeping our claim current is equal to approximately $7.28 (CDN$8.00) annually per hectare. Our mineral claim consists of 500 hectares. As our mineral claim is effective until November 30, 2007, we must file confirmation of the completion of exploration work in the minimum amount of approximately $3,640 (CDN$4,000) or make a payment in lieu or exploration work in the minimum amount by November 30, 2007. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claim will lapse on November 30, 2007, and we will lose all interest that we have in our mineral claim. We intend to pay the required fee or perform the minimum exploration work required to meet this amount to extend our mineral claim for an additional year upon the expiry of our mineral claim, unless the results of our exploration program indicate that the claim is not commercially viable.

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

Recommendations of Geological Report and the Geological Exploration Program

We engaged Paul Reynolds, B.Sc., P.Geo., to prepare a geological evaluation report on the Peach Claim. Mr. Reynolds is a consulting professional geologist registered with the Geological Section of the Association of Professional Engineers and Geoscientists of the Province of British Columbia, Canada.

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

The four phase program consists of the following:

Phase	Exploration Program	Status	Cost
Phase I	A thorough assessment of the known showings along with basic geological mapping and rock sampling.	Completed in June, 2002.	$5,000
Phase II	Prospecting, geological outcrop mapping, and detailed soil sampling in areas of interest.	Completed in late 2004.	$7,500

Phase	Exploration Program	Status	Cost
Phase III	Soil sampling to be conducted on a flagged grid within prospective areas identified by the two previous phases.	To be completed in late 2007	$5,000
Phase IV	Subject to positive results from the previous phases, mechanical trenching and/or diamond drilling.	To be completed based on results of Phase III.	To be determined based on the Results of Phase III

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

The geological review and interpretations required at the end of each phase of the exploration program is comprised of reviewing the data acquired and analyzing this data to assess the potential mineralization of the mineral claim. Geological review entails the geological study of an area to determine the geological characteristics, identification of rock types and any obvious indications of mineralization. The purpose of undertaking the geological review is to determine if there is sufficient indication of mineralization to warrant additional exploration. Positive results at each stage of the exploration program would be required to justify continuing with the next stage. Such positive results would include the identification of the zones of mineralization. As mentioned, positive results have been achieved for Phase I and II of the work program and the commencement and completion of work on Phase III is considered justified.

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

Phase III - 2006 Exploration Program

The third phase of exploration will build upon the first two phases. Originally, it was recommended that a soil geochemical survey be conducted over prospective areas identified by the first two phases. Given the success in following up soil anomalies developed by the previous operator, Fairfield Minerals Ltd., it was recommended that we continue to follow up previous soil sample anomalies in an effort to discover further gold mineralization. Soil sampling on localized grids near gold bearing quartz showings may be helpful in tracing possible extents to the showings. We intend to complete Phase III of our exploration program in late 2007.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “TVNT” on July 19, 2005. As a result of a four-for-one forward split of our issued and outstanding common stock, the symbol under which our shares traded on the OTC Bulletin Board changed from “TVNT” to “TVEN,” effective December 19, 2005. The high and the low bid prices for our shares for the past two fiscal years, as reported by the OTC Bulletin Board were:

Quarter Ended	High	Low

Fiscal year 2007
April 30, 2007	$0.185	$0.10
January 31, 2007	$0.15	$0.06
October 31, 2006	$0.25	$0.08
July 31, 2006	$0.44	$0.14

Fiscal year 2006
April 30, 2006	$0.57	$0.23
January 31, 2006	$0.58	$0.10
October 31, 2005	$0.35	$0.15
July 31, 2005	$0	$0

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders Of Our Common Stock

As of April 30, 2007 we had 74 registered shareholders and 34,183,200 shares of our common stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

Other than as disclosed on the Company’s quarterly reports on Form 10-QSB or current reports on Form 8-K during the period covered by this report, the Company has not sold any equity securities that were not registered under the Securities Act during the fiscal year ended April 30, 2007.

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

The exploration of the Peach Claim is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found. We completed Phases I and II of our planned four phase exploration program on the Peach Claim property. The total cost for Phases I and II was approximately $12,500. Based on the results of Phase II of the exploration program, we determined to proceed with Phase III subject to obtaining additional financing. Phase III of our exploration program consists of soil sampling to be conducted on a flagged grid within prospective areas identified by the two previous phases. We intend to complete Phase III of our exploration program in late 2007.

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

Category	Planned Expenditures Over the Next Twelve Months
Professional Fees	$15,000
Mineral Exploration costs	$5,000
Miscellaneous	$4,000
TOTAL	$24,000

Subject to obtaining additional financing, we intend to complete Phase III of the exploration of the Peach Claim in late 2007. A decision on proceeding beyond the planned Phase III will be made by assessing whether the results of Phase III are sufficiently positive to enable us to obtain the financing we will need for us to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase III. The decision whether or not to proceed will be based on the recommendations of our geological consultant.

RESULTS OF OPERATIONS

Summary of Year End Results
		Year Ended April 30
			Percentage
	2007	2006	Increase / (Decrease)
Revenue	$--	$--	n/a
Expenses	(301,060)	(987,633)	(69.5%	)
Net Loss	$(301,060)	$(987,633)	(69.5%	)

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

Expenses

Our operating expenses for the fiscal years ended April 30, 2007 and 2006 are outlined in the table below:

	Year Ended April 30
			Percentage
	2007	2006	Increase / (Decrease)
Accounting	$16,320	$11,080	47.3%
Bank Charges	223	--	n/a
Consulting	108,250	--	n/a
Legal	33,485	34,039	(1.6)%
Office Administration	28,100	6,000	368.3%
Office Expenses	912	1,152	(20.8)%
Regulatory Expenses/Fees	9,491	3,882	144.5%
Rent	3,000	3,000	n/a
Travel & Entertainment	779	--	n/a
Total	$200,560	$59,153	239%

The increases in our expenses for the year ended April 30, 2007 as compared to the comparative period in 2006 are primarily due to an increase in our consulting expenses and an increase in professional expenses associated with our reporting requirements under the Exchange Act and as a result of our merger negotiations with Solara.

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

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At April 30, 2007	At April 30, 2006	Increase / (Decrease)
Current Assets	$115,742	$747	15,394.2%
Current Liabilities	(187,343)	(94,628)	98%
Working Capital Deficit	$(71,601)	$(93,881)	(23.7)%

Cash Flows
	Year Ended April 30
	2007	2006
Cash Flows used in Operating Activities	$(276,661)	$(16,351)
Cash Flows from (used in) Investing Activities	(100,500)	(928,480)
Cash Flows from (used in) Financing Activities	469,265	944,980
Net Increase (Decrease) in Cash During Period	$92,104	$149

We had cash on hand of $92,275 and a working capital deficit of $71,601 as of April 30, 2007 compared to working capital deficit $93,881 as of April 30, 2006. We anticipate that we will incur approximately $24,000 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan, see “Financing Requirements,” below.

Loan Agreement with Solara Technologies Inc.

On May 18, 2007, we entered into a loan agreement with Solara. Under the terms of the Loan Agreement, we loaned a total of $200,000 to Solara. The loan matures May 25, 2008, and accrues interest at a rate of 8% per annum payable on maturity. The loan was made pursuant to the terms of the letter of intent dated February 28, 2007 between the Company and Solara. The loan is secured by an assignment of certain tax credits which Solara represents that it is entitled to claim and receive and have a value of not less than $200,000. Under the terms of the Loan Agreement, Solara was required to: (i) enter into a formal merger agreement within 60 days of the date of the Loan Agreement; (ii) obtain shareholder approval of the proposed merger within 90 days of the date of the Loan Agreement; (iii) provide required financial statements within 90 days of the Loan Agreement; and (iv) complete the proposed merger within 120 days of the Loan Agreement. The formal merger agreement was not entered into by the parties as required under the terms of the Loan Agreement, and as a result the Company has requested that Solara repay the Loan.

Financing Requirements

As at April 30, 2007, we had total assets of $115,742 and a working capital deficit of $71,601. From inception to April 30, 2007, we have suffered aggregate losses in the amount of $1,423,171 and net cash outflows from operations. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern. Our current operating funds are not sufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan.

On July 12, 2007, we issued 2,570,000 shares of our common stock at a price of $0.10 per share to 27 subscribers pursuant to Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”). The shares represent the first tranche of a private placement of up to 5,000,000 shares at a price of $0.10 US per share approved by the Company’s Board of Directors on March 7, 2007. There is no assurance that any additional shares will be issued under the private placement. The proceeds of the private placement were used to fund $200,000 of loans to the Company’s former merger candidate, Solara Technologies Inc., to retire corporate debt and for general corporate purposes.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned mining, development and exploration activities.

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

We have incurred a net loss of $1,423,171 for the period from February 20, 2001 (inception) to April 30, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail.

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete a full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at April 30, 2007, we had cash in the amount of $92,275. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We do not have sufficient cash on hand to complete Phase III of our proposed exploration program. We also require additional financing to sustain our business operations if we are not successful in earning revenues. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our Phase III exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

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

ITEM 7.	FINANCIAL STATEMENTS.

Index to Financial Statements:		Page

Audited financial statements as of April 30, 2007, including:

1.	Report of Independent Registered Public Accounting Firm;	F-1

2.	Balance Sheets as at April 30, 2007 and 2006;	F-2

3.	Statements of Operations and Accumulated Deficit for the years ended April 30, 2007 and 2006 and the period from inception on February 20, 2001 to April 30, 2007;	F-3

4.	Statements of Changes in Stockholders’ Equity/Deficit for the period from inception through April 30, 2007;	F-4

5.	Statements of Cash Flows for the years ended April 30, 2007 and 2006 and the period from inception to April 30, 2007;	F-6

6.	Notes to the Financial Statements; and	F-7

7.	Supplemental Statement: Statements of Operating Expenses for the years ended April 30, 2007 and 2006 and the period from inception to April 30, 2007.	F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Terrace Ventures Inc.
Blaine, Washington

We have audited the accompanying balance sheets of Terrace Ventures Inc., an exploration stage company, as of April 30, 2007 and April 30, 2006, and the related statements of operations and accumulated deficit, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and for the period February 20, 2001 (date of inception) to April 30, 2007. These financial statements are the responsibility of Terrace Ventures Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terrace Ventures Inc., an exploration stage company, as of April 30, 2007 and April 30, 2006, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and for the period February 20, 2001 (date of inception) to April 30, 2007, in conformity with accounting principles generally accepted in The United States of America.

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

Sarna & Company,
Certified Public Accountants
Westlake Village, California
August 3, 2007

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	APRIL 30,	APRIL 30,
	2007	2006

ASSETS
Current Assets:
Cash	$92,275	$171
Receivable – Trust	3,467	576
Notes Receivable	20,000	-0-

Total Current Assets	115,742	747

Other Asset – Investment	-0-	-0-

TOTAL ASSETS	$115,742	$747

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$30,123	$73,478
Due to Shareholder	11,295	21,150
Common Stock Payable	145,925	-0-

Total Current Liabilities	187,343	94,628

Stockholders' Equity:
Common Stock, $0.001 par value
400,000,000 shares authorized,
34,183,200 and 31,949,920 shares
issued	34,183	31,950
Additional Paid in Capital	1,317,387	996,280
Deficit Accumulated During
The Exploration Stage	(1,423,171)	(1,122,111)

Total Stockholders' Equity (Deficit)	(71,601)	(93,881)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$115,742	$747

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APRIL 30, 2007	APRIL 30, 2006	APRIL 30, 2007

Revenues	$-0-	$-0-	$-0-

Operating Expenses	(200,560)	(59,153)	(394,191)

Loss Before Other Income
And Expenses	(200,560)	(59,153)	(394,191)

Other Expense:
Unrealized Loss
on Investment	(100,500)	(928,480)	(1,028,980)

Loss Before Provision for
Income Taxes	(301,060)	(987,633)	(1,423,171)

Provision for Income Taxes	-0-	-0-	-0-

Net Loss	(301,060)	(987,633)	(1,423,171)

Accumulated Deficit,
Beginning of Period	(1,122,111)	(134,478)	-0-

Accumulated Deficit,
End of Period	$(1,423,171)	$(1,122,111)	$(1,423,171)

Net Loss per Share	$(0.01)	$(0.03)	$(0.05)

Weighted Average
Shares Outstanding	33,064,940	31,949,920	26,917,922

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

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances, April 30, 2005	7,042,500	704	82,546	(134,478)	(51,228)

Common Stock Issued
$1.00 per share
November 23,2005	500,000	50	499,950	----	500,000

4-for-1 Stock Split,
December 19, 2005	22,627,500	29,416	(29,416)	----	----

Common Stock Issued
$0.25 per share
February 3, 2006	400,000	400	99,600	----	100,000
Common Stock Issued
$0.25 per share
March 13, 2006	380,000	380	94,620	----	95,000

Common Stock Issued
$0.25 per share
March 31, 2006	999,920	1,000	248,980	----	249,980

Net Loss, Period Ended
April 30, 2006	----	----	----	(987,633)	(987,633)

Balances
April 30, 2006	31,949,920	31,950	996,280	(1,122,111)	(93,881)

Common Stock Issued
$0.25 per share
May 24, 2006	220,080	220	54,800	----	55,020

Common Stock Issued
$0.30 per share
June 5, 2006	335,000	335	100,165	----	100,500

Common Stock Issued
$0.10 per share
January 23, 2007	1,678,200	1,678	166,142	----	167,820

Net Loss, Period Ended
April 30, 2007	----	----	----	(301,060)	(301,060)

Balances
April 30, 2007	34,183,200	$34,183	$1,317,387	$(1,423,171)	$(71,601)

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APR 30, 2007	APR 30, 2006	APR 30, 2007
Cash Flows from
Operating Activities:

Net Loss	$(301,060)	$(987,633)	$(1,423,171)
Unrealized Loss on Investment	100,500	928,480	1,028,980
(Increase) in Receivable-Trust	(2,891)	(576)	(3,467)
(Increase) in Notes Receivable	(20,000)	-0-	(20,000)
Increase/(Decrease) in
Accounts Payable	(43,355)	22,228	30,123
Increase/(Decrease) in
Due to Shareholder	(9,855)	21,150	11,295

Net Cash Used by
Operating Activities	(276,661)	(16,351)	(376,240)

Cash Flows from
Investing Activities:

Investment in Stock	(100,500)	(928,480)	(1,028,980)

Net Cash Used by
Investing Activities	(100,500)	(928,480)	(1,028,980)

Cash Flows from
Financing Activities:

Proceeds from Issuance of
Common Stock	469,265	944,980	1,497,495

Net Cash Provided by
Financing Activities	469,265	944,980	1,497,495

Net Increase (Decrease) in Cash	92,104	149	92,275

Cash at Beginning of Period	171	22	-0-

Cash at End of Period	$92,275	$171	$92,275

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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended April 30, 2007 and April 30, 2006 represents the minimum state income tax expense of the Company, which is not considered significant.

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – GOING CONCERN - CONTINUED

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,423,171 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

NOTE 7 – INVESTMENT IN CLOSELY HELD STOCK

During the year ended April 30, 2006, the Company acquired a 5.9% interest in Sporg Corporation, a Nevada Corporation located in Vancouver, Canada, with the intention of executing an Agreement and Plan of Merger. This investment was recorded under the cost method of accounting, as there is no available market for these shares. The cost of these 1,428,429 shares, totaling $928,480, was reduced for a permanent decline in value to zero, with the resulting unrealized loss of $928,480 reported in the year ended April 30, 2006.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 – INVESTMENT IN CLOSELY HELD STOCK – CONTINUED

To fund this acquisition, on November 23, 2005 the Company’s director authorized a private placement of 4,000,000 post-split shares of the Company’s common stock, at a price of $0.25 per share. As of April 30, 2007, all 4,000,000 shares of the Company’s common stock were issued at a price of $0.25 per share, for a total of $1,000,000 in accordance with this private placement offering.

On June 5, 2006, the Company acquired additional shares of Sporg Corporation at a cost of $100,500, bringing the Company’s total interest in Sporg to 6.5% . The cost of these shares was reduced for a permanent decline in value to zero, resulting in an unrealized loss of $100,500 reported in the year ended April 30, 2007.

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

NOTE 8 – MERGER AGREEMENT/STOCK ISSUANCES - CONTINUED

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

On February 28, 2007, the Company entered into a letter of intent with Solara Technologies, Inc. (“Solara”), a private British Columbia company engaged in the development of both hardware and software for the self service vending industry. Under the terms of the letter of intent the closing of the merger is subject to a number of conditions, including delivery of all financial statements of Solara required under applicable securities rules, the Company providing Solara with a loan of $200,000 (the “Solara Loan”) prior to closing of the merger, the parties entering into a formal agreement outlining the terms of the merger no later than March 15, 2007, and each of the parties satisfactorily completing their respective due diligence review.

As of April 30, 2007, $20,000 was loaned to Solara, and is reflected in the financial statements as Notes Receivable.

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 – SUBSEQUENT EVENTS

On March 7, 2007, the Company approved a private placement of up to 5,000,000 shares of the Company’s common stock at a price of $0.10 per share to fund the Solara Loan and for working capital purposes. This offering was made to non-US investors pursuant to Regulation S of the United States Securities Act of 1933. As of April 30, 2007, $145,925 representing advances on 1,460,000 shares was received and is reflected in the financial statements as Common Stock Payable. Subsequent to April 30, 2007, an additional $111,000 was received, for a total stock liability of 2,570,000 shares.

On August 10, 2007 the Company’s board of directors determined not to proceed with the proposed merger with Solara based on the results of its review of the due diligence materials provided by Solara to the Company. As a result of this, the Company has requested that Solara repay all monies advanced to Solara by the Company. Management believes that advances made in accordance with this loan agreement are still recoverable.

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APRIL 30,2007	APRIL 30,2006	APRIL 30, 2007

Operating Expenses:
Accounting	$16,320	$11,080	$52,060
Bank Charges	223	-0-	223
Consulting	108,250	-0-	108,250
Exploration Expense	-0-	-0-	24,266
Legal	33,485	34,039	109,623
Office Administration	28,100	6,000	54,600
Office Expenses	912	1,152	3,681
Regulatory Expenses/Fees	9,491	3,882	19,414
Rent	3,000	3,000	16,950
Telephone	-0-	-0-	1,344
Travel & Entertainment	779	-0-	3,780

Total Operating Expenses	$200,560	$59,153	$394,191

See Notes to Financial Statements.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

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

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current executive officers and directors are:

Name	Age	Position
Howard Thomson	61	President, Secretary, Treasurer, CEO, CFO, and Sole Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Howard Thomson is our President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and the sole member of our Board of Directors. Mr. Thomson was appointed a director on January 16, 2006 and has served as our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer since January 16, 2006. Mr. Thomson was employed from 1981 to 1998 in senior management positions with the Bank of Montreal, including 5 years as Branch Manager, 4 years as Regional Marketing Manager and 5 years as Senior Private Banker. Mr. Thomson retired from the Bank of Montreal in 1998. Since February, 1999, Mr. Thomson has served as a director and officer of Royalite Petroleum Company Inc. (formerly Worldbid Corporation), a public company quoted on the OTC Bulletin Board, specializing in international business-to-business and government-to-business facilitation service.

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

Mr. Thomson does not have formal training as geologists or in the technical or managerial aspects of management of a mineral exploration company. His prior managerial and consulting positions have not been in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training and experience in the mining industry. We rely on our independent geological consultant, Paul Reynolds, B. Sc., P.Geo., to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

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

Significant Employees

We have no significant employees other than our sole officer and director. We conduct our business through agreements with consultants and arms-length third parties.

Committees of the Board Of Directors

Our audit committee presently consists of our sole director. We do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. Our sole director performs the functions of a nominating committee and oversees the process by which individuals may be nominated to our board of directors. The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate nominating committee consisting of independent directors, if the number of our directors is expanded.

Audit Committee Financial Expert

We have no audit committee financial expert serving on our audit committee. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our stage of development, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics was attached as an exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2004. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that during the year ended April 30, 2007, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the fiscal years ended April 30, 2006 and 2007 for our principal executive officer, each of our other two most highly compensated executive officers serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at the end of our fiscal year. Such officers are referred to herein as our “Named Executive Officers.”

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
Howard Thomson
President,	2007	28,100	-	-	-	-	-	-	28,100
Secretary and	2006	6,000	-	-	-	-	-	-	6,000
Treasure, CEO
and CFO(1)
Ian Brodie,	2007	54,125	-	-	-	-	-	-	54,125
Executive Vice	2006	-	-	-	-	-	-	-	-
President
Frank Anderson	2007	54,125	-	-	-	-	-	-	54,125
Vice President of	2006	-	-	-	-	-	-	-	-
Finance
Notes:
(1)

Mr. Thomson was appointed as our President, Secretary, Treasurer, CEO and CFO on January 16, 2006. Effective March 21, 2006, Mr. Thomson entered into a consulting agreement with Terrace for an annual salary of $2,500 per month and a payment of $2,500 for prior services provided in the month of February, 2006. See “Employment Contracts”, below.

(2)

On October 5, 2006, we entered into a management consulting agreement with Ian Brodie. Pursuant to the terms of the agreement, Mr. Brodie was paid consulting fees of $10,000 per month, in consideration of which Mr. Brodie agreed to act as the Company’s Executive Vice President. The Company ceased making payments to Mr. Brodie under the consulting agreement in March, 2007 and Mr. Brodie resigned as Executive Vice President on June 4, 2007. See “Employment Contracts”, below.

(3)

On October 5, 2006, we entered into a management consulting agreement with Frank Anderson. Pursuant to the terms of the agreement, Mr. Anderson was paid consulting fees of $10,000 per month, in consideration of which Mr. Anderson agreed to act as the Company’s Vice President of Finance. The Company ceased making payments to Mr. Anderson under the consulting agreement in March, 2007 and Mr. Anderson resigned as Vice President of Finance on June 4, 2007. See “Employment Contracts”, below.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our Named Executive Officers outstanding as of April 30, 2007.

Name and	Number of	Number of	Equity Incentive	Option Exercise	Option Expiration Date
Principal Position	Securities	Securities	Plan Awards:	Price
	Underlying	Underlying	Number of
	Unexercised	Unexercised	Securities
	Options (#)	Options (#)	Underlying
	Exercisable	Unexercisable	Unexercised
Unearned
Options
Howard Thomson	200,000	-	-	$0.27	Mar 21, 2008

Director Compensation

During the fiscal year ended April 30, 2007 we did not pay our directors any fees for services provided as directors. We periodically grant stock incentive options to our directors in consideration for them providing their services as directors. Our 2006 Stock Incentive Plan permits the grant of incentive stock options to our directors. We pay a management consulting fee of $2,500 per month to Mr. Thomson, to act as our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer and to provide certain management consulting services.

EMPLOYMENT CONTRACTS

Other than as described below, we are not party to any employment contracts.

Howard Thomson. On March 21, 2006, we entered into a management consulting agreement with Mr. Thomson, pursuant to which he agreed to act as our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer and provide certain management consulting services in consideration of which we agreed to pay a fee of $2,500 per month and make a payment of $2,500 for prior services provided in the month of February, 2006. Pursuant to the terms of the agreement, Mr. Thomson may also be granted incentive stock options from time to time as the board of Terrace may determine in their discretion. The agreement may be terminated by Terrace at any time on three months notice to Mr. Thomson and Mr. Thomson may terminate on 30 days notice. The agreement is for an initial term of two years.

Ian Brodie. On October 5, 2006, we entered into a management consulting agreement with Ian Brodie. Pursuant to the terms of the agreement, Mr. Brodie was to be paid consulting fees of $10,000 per month, in consideration of which Mr. Brodie agreed to act as the Company’s Executive Vice President. Mr. Brodie may be granted, subject to the approval of the Company’s Board, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the Board, in its absolute discretion, may from time to time determine. The Company ceased making payments to Mr. Brodie under the consulting agreement in March, 2007 and Mr. Brodie resigned as Executive Vice President on June 4, 2007.

Frank Anderson. On October 5, 2006, the Company entered into a management consulting agreement with Frank Anderson. Pursuant to the terms of the agreement, Mr. Anderson was to be paid consulting fees of $10,000 per month, in consideration of which Mr. Anderson agreed to act as the Company’s Vice President of Finance. Mr. Anderson may be granted, subject to the approval of the Company’s Board, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the Board, in its absolute discretion, may from time to time determine. The Company ceased making payments to Mr. Anderson under the consulting agreement in March, 2007 and Mr. Anderson resigned as Vice President of Finance on June 4, 2007.

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

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 13, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Howard Thomson, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, and Director Suite 202, 810 Peace Portal Drive, Blaine, WA 98230	400,000 Shares Direct(2)	1.1%
Common Stock	All Directors and Executive Officers as a Group (1 person)	400,000 Shares	1.1%
5% STOCKHOLDERS
Common Stock	Gordon F. Burley, #603 - 3600 Windcrest Drive, North Vancouver, BC	15,800,000 Shares Direct	43%
Notes:
* Represent less than 1%.

(1)

Based on 36,753,200 shares of our common stock issued and outstanding as of July 13, 2007. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 8, 2006.

(2)

Consists of 200,000 shares held by Mr. Thomson and 200,000 shares acquirable on exercise of the options granted on March 21, 2006 to Mr. Thomson, exercisable at a price of $0.27 per share for a period of two years until March 21, 2008.

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Nil	N/A	N/A
Equity Compensation Plans Not Approved By Security Holders	200,000	$0.27	5,334,992

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

We have not yet filed a registration statement under the Securities Act to register the shares of our Common Stock reserved for issuance under the 2006 Option Plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended April 30, 2007, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which the Company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets for the last three completed fiscal years:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13.	EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)

3.3	Bylaws.(1)

10.1	Mineral Claim Purchase Agreement dated August 15, 2001 between Terrace Ventures Inc. and Don Archibald.(1)

10.2	2006 Stock Incentive Plan.(4)

10.3	Stock Option Agreement between Terrace Ventures Inc. and Howard Thomson dated March 31, 2006.(4)

10.4	Management Consulting Agreement dated March 21, 2006 between Terrace Ventures Inc. and Howard Thomson.(4)

10.5	Agreement and Plan of Merger dated for reference May 24, 2006 among Terrace Ventures Inc., Sporg Technology Corp., Sporg Corporation and Gordon F. Burley.(5)

10.6	Management Consulting Agreement with Ian Brodie.(7)

10.7	Management Consulting Agreement with Frank Anderson.(7)

10.8	Letter of Intent dated February 28, 2007 between Terrace Ventures Inc. and Dorn Beattie.(8)

10.9	Loan Agreement dated May 18, 2007 between the Company and Solara Technologies Inc.(9)

14.1	Code of Ethics.(3)

21.1	List Of Subsidiaries.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 31, 2006.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 14, 2006.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 11, 2006.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 7, 2007.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 24, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the fiscal years ended April 30, 2007 and 2006, we retained our independent auditor, Sarna & Company, Certified Public Accountants, to provide services in the following categories and amounts:

	Year Ended April 30, 2007	Year Ended April 30, 2006
Audit Fees	$16,320	$11,080
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$16,320	$11,080

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

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above that were approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in the applicable rules of the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRACE VENTURES INC.
.

Date:	August 13, 2007	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 13, 2007	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)