Form 10QSB
period 2007-07-31
TERRACE VENTURES INC
filed 2007-09-14
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2007

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
(Issuer's telephone number)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,753,200 Shares of Common Stock as of September 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2007 are not necessarily indicative of the results that can be expected for the year ending April 30, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Terrace Ventures Inc.

We have reviewed the accompanying balance sheet of Terrace Ventures Inc. as of July 31, 2007, and the statements of operations and accumulated deficit, changes in stockholders’ equity (deficit), and statements of cash flows for the three month periods ended July 31, 2007 and July 31, 2006, and for the period February 20, 2001 (date of inception) to July 31, 2007. These interim financial statements are the responsibility of the management of Terrace Ventures Inc.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Terrace Ventures Inc. as of April 30, 2007, and the related statements of operations and accumulated deficit, changes in stockholders’ equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated August 3, 2007, we expressed an unqualified opinion on those financial statements which included an explanatory paragraph describing Terrace Ventures Inc.’s ability to continue as a going concern as described in Note 5 to the financial statements. In our opinion, the information set forth in the accompanying balance sheet as of April 30, 2007 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Sarna & Company
Sarna & Company, Certified Public Accountants
Westlake Village, California
September 12, 2007

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS
	(Unaudited)		(Audited)
	July 31,		April 30,
	2007		2007

Current Assets:
Cash	$3,029		$92,275
Receivable – Trust	2,421		3,467
Notes Receivable	202,882		20,000

Total Current Assets	208,332		115,742

Other Assets - Investment	-0-		-0-

TOTAL ASSETS	$208,332		$115,742

LIABILITIES AND STOCKHOLDERS' EQUITY/<DEFICIT>

Current Liabilities:
Accounts Payable and
Accrued Expenses	$27,436		$30,123
Due to Shareholder	-0-		11,295
Common Stock Payable	40,000		145,925

Total Current Liabilities	67,436		187,343

Stockholders' Equity:
Common Stock, $0.001 par value
400,000,000 shares authorized,
36,753,200 and 34,183,200
shares issued	36,753		34,183
Additional Paid in Capital	1,571,742		1,317,387
Deficit Accumulated During
The Exploration Stage	<1,467,599	>	<1,423,171	>

Total Stockholders' Equity/<Deficit>	140,896		<71,601	>

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/<DEFICIT>	$208,332		$115,742

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

THREE MONTHS ENDED
		JULY 31,						INCEPTION to
		2007			2006			JULY 31, 2007
Revenues		$-0-			$-0-			$-0-
Operating Expenses		<47,310	>		<45,240	>		<441,501	>
Loss Before Other
Income and Expenses		<47,310	>		<45,240	>		<441,501	>
Other Income – Interest		2,882			-0-			2,882
Other Expense – Unrealized
Loss on Investment		-0-			-0-			<1,028,980	>
Loss Before Provision for
Income Taxes		<44,428	>		<45,240	>		<1,467,599	>
Provision for Income Taxes		<0	>		<0	>		<0	>
Net Loss		<44,428	>		<45,240	>		<1,467,599	>
Deficit, Beginning
of Period		<1,423,171	>		<1,122,111	>		-0-
Accumulated Deficit, End
of Period	$	<1,467,599	>	$	<1,167,351	>	$	<1,467,599	>

Net Loss per Share	$	<0.00	>	$	<0.00	>	$	<0.05	>
Weighted Average
Shares Outstanding		35,468,200			32,059,960			27,246,779

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

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances, April 30, 2005	7,042,500	704	82,546	(134,478)	(51,228)

Common Stock Issued
$1.00 per share
November 23,2005	500,000	50	499,950	----	500,000

4-for-1 Stock Split,
December 19, 2005	22,627,500	29,416	(29,416)	----	----

Common Stock Issued
$0.25 per share
February 3, 2006	400,000	400	99,600	----	100,000
Common Stock Issued
$0.25 per share
March 13, 2006	380,000	380	94,620	----	95,000

Common Stock Issued
$0.25 per share
March 31, 2006	999,920	1,000	248,980	----	249,980

Net Loss, Period Ended
April 30, 2006	----	----	----	(987,633)	(987,633)

Balances
April 30, 2006	31,949,920	31,950	996,280	(1,122,111)	(93,881)

Common Stock Issued
$0.25 per share
May 24, 2006	220,080	220	54,800	----	55,020

Common Stock Issued
$0.30 per share
June 5, 2006	335,000	335	100,165	----	100,500

Common Stock Issued
$0.10 per share
January 23, 2007	1,678,200	1,678	166,142	----	167,820

Net Loss, Period Ended
April 30, 2007	----	----	----	(301,060)	(301,060)

Balances
April 30, 2007	34,183,200	34,183	1,317,387	(1,423,171)	(71,601)

Common Stock Issued
$0.10 per share
July 12, 2007	2,570,000	2,570	254,355	----	256,925

Net Loss, Period Ended
July 31, 2007	----	----	----	(44,428)	(44,428)

Balances
April 30, 2007	36,753,200	$36,753	$1,571,742	$(1,467,599)	$140,896

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

		THREE MONTHS ENDED
		JULY 31,						INCEPTION to
		2007			2006			JULY 31, 2007

Cash Flows from
Operating Activities:

Net Loss	$	<44,428	>	$	<45,240	>	$	<1,467,599	>

Adjustments to Reconcile Net
Loss to Net Cash Used by
Operating Activities:
Unrealized Loss on Investment		-0-			-0-			1,028,980
<Increase>/Decrease in:
Trust Account Receivable		1,046			<1,524	>		<2,421	>
Notes Receivable		<182,882	>		-0-			<202,882	>
Increase<Decrease> in:
Accounts Payable		<2,687	>		<8,377	>		27,436

Net Cash Used by
Operating Activities		<228,951	>		<55,141	>		<616,486	>

Cash Flows from
Investing Activities:

Stock Investment		-0-			-0-			<1,028,980	>

Net Cash Used by
Investing Activities		-0-			-0-			<1,028,980	>

Cash Flows from
Financing Activities:

Loans from Shareholders		-0-			-0-			21,150
Repayment of Shareholder Loans		<11,295	>		-0-			<21,150	>
Proceeds Related to
Issuance of Common Stock		151,000			55,020			1,648,495

Net Cash Provided by
Financing Activities		139,705			55,020			1,648,495

Net Increase <Decrease> in Cash		<89,246	>		<121	>		3,029

Cash at Beginning of Period		92,275			171			-0-

Cash at End of Period		$3,029			$50			$3,029

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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended July 31, 2007 and July 31, 2006 represents the minimum state income tax expense of the Company, which is not considered significant.

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

NOTE 5 – GOING CONCERN - CONTINUED

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,467,599 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 6 – INVESTMENT IN CLOSELY HELD STOCK

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
(Unaudited)

NOTE 6 – INVESTMENT IN CLOSELY HELD STOCK – CONTINUED

On June 5, 2006, the Company acquired additional shares of Sporg Corporation at a cost of $100,500, bringing the Company’s total interest in Sporg to 6.5% . The cost of these shares was reduced for a permanent decline in value to zero, resulting in an unrealized loss of $100,500 reported in the year ended April 30, 2007.

NOTE 7 – MERGER AGREEMENT/STOCK ISSUANCES

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
(Unaudited)

NOTE 7 – MERGER AGREEMENT/STOCK ISSUANCES - CONTINUED

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

On March 7, 2007, the Company approved a private placement of up to 5,000,000 shares of the Company’s common stock at a price of $0.10 per share to fund the Solara Loan and for working capital purposes. This offering was made to non-US investors pursuant to Regulation S of the United States Securities Act of 1933. On July 12, 2007, 2,570,000 shares were issued under this private placement, for a total contribution of $256,925. As of July 31, 2007, $40,000 representing advances on 400,000 shares was received and is reflected in the financial statements as Common Stock Payable.

As of July 31, 2007, $200,000 was loaned to Solara, and is reflected in the financial statements, along with accrued interest receivable in the amount of $2,882, as Notes Receivable.

NOTE 8 – STOCK OPTIONS

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

NOTE 9 – SUBSEQUENT EVENTS

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

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED
	JULY 31,		INCEPTION to
	2007	2006	JULY 31, 2007

Operating Expenses:
Accounting & Audit	$15,880	$8,600	$67,940
Bank Charges	17	-0-	240
Consulting	5,900	1,250	114,150
Exploration and Development	-0-	-0-	24,266
Legal	15,696	23,365	125,319
Office Administration	7,500	5,600	62,100
Office Expenses	250	295	3,931
Regulatory Expenses/Fees	383	5,380	19,797
Rent	750	750	17,700
Telephone	934	-0-	2,278
Travel & Entertainment	-0-	-0-	3,780

Total Operating Expenses	$47,310	$4,730	$441,501

See Notes to Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As used in this Quarterly Report on Form 10-QSB, the terms "we,” "us,” "our,” “Terrace” and “our company” mean Terrace Ventures Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended April 30, 2007 and our Current Reports on Form 8-K. These factors may cause our actual results to differ materially from any forward-looking statement.

CORPORATE OVERVIEW

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

RECENT CORPORATE DEVELOPMENTS

Since the commencement of our most recently completed fiscal quarter ended July 31, 2007, we have experienced the following significant corporate developments in our business:

1.

On August 10, 2007, the Company’s board of directors determined not to proceed with the proposed merger with Solara Technologies, Inc. (“Solara”), a private British Columbia company engaged in the development of both hardware and software for the self service vending industry, based on the results of its review of the due diligence materials provided by Solara to the Company. The Company previously entered into a letter of intent dated

February 28, 2007 with the principal shareholder of Solara. The proposed merger was subject to a number of conditions, including, Terrace providing Solara with a loan of $200,000 prior to closing of the merger, the parties entering into a formal agreement outlining the terms of the merger; and each of the parties satisfactorily completing their respective due diligence review. On May 18, 2007, pursuant to the terms of the letter of intent, the Company entered into a loan agreement (the “Loan Agreement”), pursuant to which the Company loaned a total of US$200,000 to Solara (the “Loan”). Under the terms of the Loan Agreement, Solara was required to: (i) enter into a formal merger agreement within 60 days of the date of the Loan Agreement; (ii) obtain shareholder approval of the proposed merger within 90 days of the date of the Loan Agreement; (iii) provide required financial statements within 90 days of the Loan Agreement; and (iv) complete the proposed merger within 120 days of the Loan Agreement. The formal merger agreement was not entered into by the parties as required under the terms of the Loan Agreement, and as a result the Company has requested that Solara repay the Loan.

2.

On July 12, 2007, we issued 2,570,000 shares of our common stock at a price of $0.10 per share to 27 subscribers pursuant to Regulation S promulgated under the United States Securities Act of 1933 (the “Securities Act”). The shares represent the first tranche of a private placement of up to 5,000,000 shares at a price of $0.10 US per share approved by the Company’s Board of Directors on March 7, 2007. There is no assurance that any additional shares will be issued under the private placement. The proceeds of the private placement were used to fund a $200,000 loan to the Company’s former merger candidate, Solara Technologies Inc., to retire corporate debt and for general corporate purposes.

3.

On June 4, 2007, Ian Brodie resigned as the Executive Vice President of the Company and Frank Anderson resigned as the Vice President of Finance of the Company. There were no disagreements between Messrs. Anderson or Brodie and the Company regarding any matter relating to the Company’s operations, policies or practices.

4.

On May 31, 2007, Gordon F. Burley resigned as a Director of the Company. Mr. Burley’s resignation was for personal reasons. There was no disagreement between Mr. Burley and the Company regarding any matter relating to the Company’s operations, policies or practices. The number of directors has been reduced to one. The Company has no replacement director to fill the vacancy by Mr. Burley’s resignation. Howard Thomson presently serves as the sole director of the Company.

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

Cash Requirements For The Next Twelve Months

During this exploration stage, our sole officer and director, Howard Thomson, will only be devoting approximately six hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months; nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all tools needed for the exploratory work being conducted. Our total expenditures over the next twelve months are anticipated to be as follows:

Planned Expenditures Over the
Category	Next Twelve Months
Professional Fees	$20,000
Mineral Exploration costs	$5,000
Miscellaneous	$4,000
TOTAL	$29,000

RESULTS OF OPERATIONS

First Quarter Summary
	Three Months Ended	Three Months Ended	Percentage
	July 31, 2007	July 31, 2006	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(47,310)	(45,240)	4.6%
Other Income – Interest	2,882	-	100%
Net Loss	$(44,428)	$(45,240)	(1.8%	)

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

Operating Expenses
	Three Months Ended	Three Months Ended	Percentage
	July 31, 2007	July 31, 2006	Increase / (Decrease)
Accounting & Audit	$15,880	$8,600	84.7%
Bank Charges	17	-	100%
Consulting	5,900	1,250	372.0%
Exploration and Development	-	-	n/a

	Three Months Ended	Three Months Ended	Percentage
	July 31, 2007	July 31, 2006	Increase / (Decrease)
Legal	15,696	23,365	(32.8% )
Office Administration	7,500	5,600	33.9%
Office Expenses	250	295	(15.3)%
Regulatory Expenses/Fees	383	5,380	(92.9% )
Rent	750	750	n/a
Telephone	934	-	100%
Miscellaneous	-	-	n/a
Total Operating Expenses	$47,310	$45,240	4.6%

Net Loss

We recorded a net loss of $44,428 for the three months ended July 31, 2007 and have suffered aggregate losses in the amount of $1,467,599 and net cash outflows from operations. We expect our operating expenses will increase significantly if our board of directors decides to proceed beyond Phase III of our exploration program to Phase IV.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At July 31, 2007	At April 30, 2007	Percentage
	(Unaudited)	(Audited)	Increase / (Decrease)
Current Assets	$208,332	$115,742	80%
Current Liabilities	(67,436)	(187,343)	(64.0%	)
Working Capital (Deficit)	$140,896	$(71,601)	296.8%

Cash Flows
	Three Months Ended	Three Months Ended
	July 31, 2007	July 31, 2006
Cash Flows from (used in) Operating Activities	$(228,951)	$(55,141)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	139,705	55,020
Net Increase (decrease) in Cash During Period	$(89,246)	$(121)

We had cash on hand of $3,029 and a working capital surplus of $140,896 as of July 31, 2007 compared to a working capital deficit of $71,601 as of April 30, 2007. We anticipate that we will incur approximately $29,000 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan, see “Financing Requirements,” below.

Loan Agreement with Solara Technologies Inc.

On May 18, 2007, we entered into a loan agreement with Solara. Under the terms of the Loan Agreement, we loaned a total of $200,000 to Solara. The loan matures May 25, 2008, and accrues interest at a rate of 8% per annum payable on maturity. The loan was made pursuant to the terms of the letter of intent dated February 28, 2007 between the Company and Solara. The loan is secured by an assignment of certain tax credits which Solara represents that it is entitled to claim and receive and have a value of not less than $200,000. Under the terms of the Loan Agreement, Solara was required to: (i) enter into a formal merger agreement within 60 days of the date of the Loan Agreement; (ii) obtain shareholder approval of the proposed merger within 90 days of the date of the Loan Agreement; (iii) provide required financial statements within 90 days of the Loan Agreement; and (iv) complete the proposed merger within 120 days of the Loan Agreement. The formal merger agreement was not entered into by the parties as required under the terms of the Loan Agreement, and as a result, we have requested that Solara repay the Loan.

Financing Requirements

As at July 31, 2007, we had total assets of $208,332 and a working capital surplus of $208,332. From inception to July 31, 2007, we have suffered aggregate losses in the amount of $1,467,599 and net cash outflows from operations. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern. Our current operating funds are not sufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan.

On July 12, 2007, we issued 2,570,000 shares of our common stock at a price of $0.10 per share to 27 subscribers pursuant to Regulation S promulgated under the Securities Act. The shares represent the first tranche of a private placement of up to 5,000,000 shares at a price of $0.10 US per share approved by our Board of Directors on March 7, 2007. There is no assurance that any additional shares will be issued under the private placement. The proceeds of the private placement were used to fund $200,000 of loans to our former merger candidate, Solara Technologies Inc., to retire corporate debt and for general corporate purposes.

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

We have incurred a net loss of $1,467,599 for the period from February 20, 2001 (inception) to July 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail.

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete a full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at July 31, 2007, we had cash in the amount of $3,029. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We do not have sufficient cash on hand to complete Phase III of our proposed exploration program. We also require additional financing to sustain our business operations if we are not successful in earning revenues. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Our directors and officers are employed on a full time basis by other companies. Because we are in the early stages of our business, Mr. Thomson will not be spending a significant amount of time on our business. Mr. Thomson expects to expend approximately 6 to 8 hours per week on our business. Competing demands on Mr. Thomson's time may lead to a divergence between his interests and the interests of other shareholders.

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

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously disclosed on our Annual Report on Form 10-KSB or Current Reports on Form 8-K, during the period covered by this Quarterly Report, we have not sold any equity securities that were not registered under the Securities Act during the three months ended July 31, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)
3.3	Bylaws.(1)
10.1	Mineral Claim Purchase Agreement dated August 15, 2001 between the Company and Don Archibald.(1)
10.2	2006 Stock Incentive Plan.(4)
10.3	Stock Option Agreement between the Company and Howard Thomson dated March 31, 2006.(4)
10.4	Management Consulting Agreement dated March 21, 2006 between the Company and Howard Thomson.(4)

Exhibit
Number	Description of Exhibit
10.5	Agreement and Plan of Merger dated for reference May 24, 2006 among the Company, Sporg Technology Corp., Sporg Corporation and Gordon F. Burley.(5)
10.6	Management Consulting Agreement with Ian Brodie.(7)
10.7	Management Consulting Agreement with Frank Anderson.(7)
10.8	Letter of Intent dated February 28, 2007 between the Company and Dorn Beattie.(8)
10.9	Loan Agreement dated May 18, 2007 between the Company and Solara Technologies Inc.(9)
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 31, 2006.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 14, 2006.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 11, 2006.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 7, 2007.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 24, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRACE VENTURES INC.

Date:	September 13, 2007	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
Director
(Principal Executive Officer)
(Principal Accounting Officer)