Form 10QSB
period 2007-10-31
TERRACE VENTURES INC
filed 2007-12-17
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007

[   ] Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to ________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the l atest practicable date: 36,753,200 Shares of Common Stock as of December 11, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2007 are not necessarily indicative of the results that can be expected for the year ending April 30, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Terrace Ventures Inc.

We have reviewed the accompanying balance sheet of Terrace Ventures Inc. as of October 31, 2007, and the statements of operations and accumulated deficit, changes in stockholders’ equity (deficit), and statements of cash flows for the six month periods ended October 31, 2007 and October 31, 2006, and for the period February 20, 2001 (date of inception) to October 31, 2007. These interim financial statements are the responsibility of the management of Terrace Ventures Inc.

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

“Sarna & Company”

Sarna & Company, Certified Public Accountants
Westlake Village, California
December 11, 2007

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	(Unaudited)	(Audited)
	October 31, 2007	April 30, 2007

ASSETS

Current Assets:
Cash	$199	$92,275
Trust Account Receivable	1,179	3,467
Notes Receivable	206,914	20,000

Total Current Assets	208,292	115,742

TOTAL ASSETS	$208,292	$115,742

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$53,321	$30,123
Due to Shareholder	-0-	11,295
Common Stock Payable	40,000	145,925

Total Current Liabilities	93,321	187,343

Stockholders' Deficit:
Common Stock, $0.001 par value
400,000,000 shares authorized,
36,753,200 and 34,183,200
shares issued	36,753	34,183
Additional Paid in Capital	1,571,742	1,317,387
Deficit Accumulated During
the Exploration Stage	(1,493,524)	(1,423,171)

Total Stockholders' Equity/(Deficit)	114,971	(71,601)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)	$208,292	$115,742

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,		INCEPTION to
	2007	2006	2007	2006	OCTOBER 31, 2007

Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Operating Expenses	(29,957)	(45,668)	(77,267)	(90,908)	(471,458)
Loss Before Other
Income and Expenses	(29,957)	(45,668)	(77,267)	(90,908)	(471,458)
Other Income:
Interest Income	4,032	-0-	6,914	-0-	6,914
Other Expense:
Unrealized Loss
On Investment	-0-	(100,500)	-0-	(100,500)	(1,028,980)
Loss Before Provision
for Income Taxes	(25,925)	(146,168)	(70,353)	(191,408)	(1,493,524)
Provision for
Income Taxes	-0-	-0-	-0-	-0-	-0-

Net Loss	(25,925)	(146,168)	(70,353)	(191,408)	(1,493,524)
Accumulated Deficit,
Beginning of Period	(1,467,599)	(1,167,351)	(1,423,171)	(1,122,111)	-0-
Accumulated Deficit,
End of Period	$(1,493,524)	$(1,313,519)	$(1,493,524)	$(1,313,519)	$(1,493,524)

Net Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.05)
Weighted Average
Shares Outstanding	36,753,200	32,505,000	36,110,700	32,366,230	27,598,869

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

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) – CONTINUED
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances, April 30, 2005	7,042,500	704	82,546	(134,478)	(51,228)

Common Stock Issued
$1.00 per share
November 23,2005	500,000	50	499,950	----	500,000

4-for-1 Stock Split,
December 19, 2005	22,627,500	29,416	(29,416)	----	----

Common Stock Issued
$0.25 per share
February 3, 2006	400,000	400	99,600	----	100,000
Common Stock Issued
$0.25 per share
March 13, 2006	380,000	380	94,620	----	95,000

Common Stock Issued
$0.25 per share
March 31, 2006	999,920	1,000	248,980	----	249,980

Net Loss, Period Ended
April 30, 2006	----	----	----	(987,633)	(987,633)

Balances
April 30, 2006	31,949,920	31,950	996,280	(1,122,111)	(93,881)

Common Stock Issued
$0.25 per share
May 24, 2006	220,080	220	54,800	----	55,020

Common Stock Issued
$0.30 per share
June 5, 2006	335,000	335	100,165	----	100,500

Common Stock Issued
$0.10 per share
January 23, 2007	1,678,200	1,678	166,142	----	167,820

Net Loss, Period Ended
April 30, 2007	----	----	----	(301,060)	(301,060)

Balances
April 30, 2007	34,183,200	34,183	1,317,387	(1,423,171)	(71,601)

Common Stock Issued
$0.10 per share
July 12, 2007	2,570,000	2,570	254,355	----	256,925

Net Loss, Period Ended
October 31, 2007	----	----	----	(70,353)	(70,353)

Balances
October 31, 2007	36,753,200	$36,753	$1,571,742	$(1,493,524)	$114,971

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	OCTOBER 31,		INCEPTION to
	2007	2006	OCTOBER 31, 2007

Cash Flows from
Operating Activities:

Net Loss	$(70,353)	$(191,408)	$(1,493,524)

Adjustments to Reconcile Net
Income to Net Cash Provided/(Used)
by Operating Activities:
Unrealized Loss on Investment	-0-	100,500	1,028,980
(Increase)/Decrease in:
Trust Account Receivable	2,288	(1,985)	(1,179)
Notes Receivable	(186,914)	-0-	(206,914)
Prepaid Expenses	-0-	(82,500)	-0-
Increase(Decrease) in:
Accounts Payable	23,198	(3,096)	53,321

Net Cash Provided/(Used)
by Operating Activities	(231,781)	(178,489)	(619,316)

Cash Flows from
Investing Activities:

Stock Investment	-0-	(100,500)	(1,028,980)

Net Cash Used
by Investing Activities	-0-	(100,500)	(1,028,980)

Cash Flows from
Financing Activities:

Loans from Shareholders	-0-	145	21,295
Payments on Loans	(11,295)	(10,000)	(21,295)
Proceeds Related to
Issuance of Common Stock	151,000	289,340	1,648,495

Net Cash Provided by
Financing Activities	139,705	279,485	1,648,495

Net Increase (Decrease) in Cash	$(92,076)	$496	$199

Cash at Beginning of Period	92,275	171	-0-

Cash at End of Period	$199	$667	$199

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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended October 31, 2007 and October 31, 2006 represents the minimum state income tax expense of the Company, which is not considered significant.

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

NOTE 5 – GOING CONCERN - CONTINUED

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,493,524 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

On March 7, 2007, the Company approved a private placement of up to 5,000,000 shares of the Company’s common stock at a price of $0.10 per share to fund the Solara Loan and for working capital purposes. This offering was made to non-US investors pursuant to Regulation S of the United States Securities Act of 1933. On July 12, 2007, 2,570,000 shares were issued under this private placement, for a total contribution of $256,925. As of October 31, 2007, $40,000 representing advances on 400,000 shares was received and is reflected in the financial statements as Common Stock Payable.

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

As of October 31, 2007, $200,000 was loaned to Solara, and is reflected in the financial statements, along with accrued interest receivable in the amount of $6,914, as Notes Receivable.

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

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,		INCEPTION to
	2007	2006	2007	2006	OCTOBER 31, 2007

Operating Expenses:
Accounting & Audit	$6,920	$3,860	$22,800	$12,460	$74,860
Bank Charges	30	31	47	74	270
Consulting	-0-	20,000	5,900	21,250	114,150
Exploration and Development	-0-	-0-	-0-	-0-	24,266
Legal	13,040	10,771	28,736	34,136	138,359
Office Administration	7,500	7,500	15,000	13,100	69,600
Office Expenses	-0-	-0-	250	252	3,931
Regulatory Expenses/Fees	836	2,756	1,219	8,136	20,633
Rent	750	750	1,500	1,500	18,450
Telephone	881	-0-	1,815	-0-	3,159
Travel & Entertainment	-0-	-0-	-0-	-0-	3,780

Total Operating Expenses	$29,957	$45,668	$77,267	$90,908	$471,458

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

RECENT CORPORATE DEVELOPMENTS

On August 10, 2007, our board of directors determined not to proceed with the proposed merger with Solara Technologies, Inc. (“Solara”), a private British Columbia company engaged in the development of both hardware and software for the self service vending industry, based on the results of its review of the due diligence materials provided by Solara to the Company. We previously entered into a letter of intent dated February 28, 2007 with the principal shareholder of Solara. The proposed merger was subject to a number of conditions, including, Terrace providing Solara with a loan of $200,000 prior to closing of the merger, the parties entering into a formal agreement outlining the terms of the merger; and each of the parties satisfactorily completing their respective due diligence review. On May 18, 2007, pursuant to the terms of the letter of intent, we entered into a loan agreement (the “Loan Agreement”), pursuant to which we loaned a total of US$200,000 to Solara (the “Loan”). Under the terms of the Loan Agreement, Solara was required to: (i) enter into a formal merger agreement within 60 days of the date of the Loan Agreement; (ii) obtain shareholder approval of the proposed merger within 90 days of the date of the Loan Agreement; (iii) provide required financial statements within 90 days of the Loan Agreement; and (iv) complete the proposed merger within 120 days of the Loan Agreement. The formal merger agreement was not entered into by the parties as required under the terms of the Loan Agreement, and as a result we have requested that Solara repay the Loan.

PLAN OF OPERATION

Our plan of operation is to continue to conduct mineral exploration activities on the Peach Claim in order to assess whether the claim possesses commercially exploitable mineral deposits. The exploration of the Peach Claim is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

We completed Phases I and II of our planned four phase exploration program on the Peach Claim property. The total cost for Phases I and II was approximately $12,500. Based on the results of Phase II of the exploration program, we determined to proceed with Phase III subject to obtaining additional financing. Phase III of our exploration program consists of soil sampling to be conducted on a flagged grid within prospective areas identified by the two previous phases. Subject to obtaining additional financing, we intend to complete Phase III of the exploration of the Peach Claim in Spring of 2008. A decision on proceeding beyond the planned Phase III will be made by assessing whether the results of Phase III are sufficiently positive to enable us to obtain the financing we will need for us to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase III. The decision whether or not to proceed will be based on the recommendations of our geological consultant.

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

Planned Expenditures Over the
Category	Next Twelve Months
Professional Fees	$20,000
Mineral Exploration costs	$5,000
Miscellaneous	$4,000
TOTAL	$29,000

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended October 31,			Six Months Ended October 31,
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$--	$--	n/a	$--	$--	n/a
Expenses	(29,957)	(45,668)	(34.4)%	(77,267)	(90,908)	(15.0)%
Other Income	4,032	--	n/a	6,914	--	n/a
Other Expense – Unrealized loss on investment	--	(100,500)	(100.0)%	--	(100,500)	(100.0)%
Net Loss	$(25,925)	$(146,168)	(82.3)%	$(70,353)	$(191,408)	(63.2)%

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

Operating Expenses

	Three Months Ended			Six Months Ended		Percentage
	October 31,		Percentage	October 31,		Increase /
			Increase /			(Decrease)
	2007	2006	(Decrease)	2007	2006
Accounting & Audit	$6,920	$3,860	79.3%	$22,800	$12,460	83.0%
Bank Charges	30	31	(3.2)%	47	74	(36.5)%
Consulting	--	20,000	(100)%	5,900	21,250	(72.2)%
Exploration and Development	--	--	n/a	--	--	n/a
Legal	13,040	10,771	21.1%	28,736	34,136	(15.8)%
Office Administration	7,500	7,500	n/a	15,000	13,100	14.5%
Office Expenses	--	--	n/a	250	252	(0.8)%
Regulatory Expenses/Fees	836	2,756	(69.7)%	1,219	8,136	(85.0)%
Rent	750	750	n/a	1,500	1,500	n/a
Telephone	881	--	n/a	1,815	--	n/a
Total Operating Expenses	$29,957	$45,668	(34.4)%	$77,267	$90,908	(15.0)%

The decrease in our expenses for the quarter ended October 31, 2007 as compared to the comparative period in 2006 is primarily due to a decrease in our consulting expenses.

Net Loss

We recorded a net loss of $70,353 for the six months ended October 31, 2007 and have suffered aggregate losses in the amount of $1,493,524 and net cash outflows from operations. We expect our operating expenses will increase significantly if our board of directors decides to proceed beyond Phase III of our exploration program to Phase IV.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At October 31, 2007	At April 30, 2007	Percentage
	(Unaudited)	(Audited)	Increase / (Decrease)
Current Assets	$208,292	$115,742	80.0%
Current Liabilities	(93,321)	(187,343)	(50.2%)
Working Capital (Deficit)	$114,971	$(71,601)	260.6%

Cash Flows
	Six Months Ended	Six Months Ended
	October 31, 2007	October 31, 2006
Cash Flows from Operating Activities	$(231,781)	$(178,489)
Cash Flows from Investing Activities	--	(100,500)
Cash Flows from Financing Activities	139,705	279,485
Net Increase (decrease) in Cash During Period	$(92,076)	$496

We had cash on hand of $199 and a working capital surplus of $114,971 as of October 31, 2007 compared to a working capital deficit of $71,601 as of April 30, 2007. We anticipate that we will incur approximately $29,000 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan, see “Financing Requirements,” below.

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

Financing Requirements

As at October 31, 2007, we had total assets of $208,292 and a working capital surplus of $114,971. From inception to October 31, 2007, we have suffered aggregate losses in the amount of $1,493,524 and net cash outflows from operations. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern. Our current operating funds are not sufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan.

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

We have incurred a net loss of $1,493,524 for the period from February 20, 2001 (inception) to October 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail.

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete a full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at October 31, 2007, we had cash in the amount of $199. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We do not have sufficient cash on hand to complete Phase III of our proposed exploration program. We also require additional financing to sustain our business operations if we are not successful in earning revenues. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

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

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously disclosed on our Annual Report on Form 10-KSB or Current Reports on Form 8-K, during the period covered by this Quarterly Report, we have not sold any equity securities that were not registered under the Securities Act during the six months ended October 31, 2007.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)

3.3	Bylaws.(1)

10.1	Mineral Claim Purchase Agreement dated August 15, 2001 between the Company and Don Archibald.(1)

10.2	2006 Stock Incentive Plan.(4)

10.3	Stock Option Agreement between the Company and Howard Thomson dated March 31, 2006.(4)

10.4	Management Consulting Agreement dated March 21, 2006 between the Company and Howard Thomson.(4)

10.5	Agreement and Plan of Merger dated for reference May 24, 2006 among the

Exhibit
Number	Description of Exhibit

Company, Sporg Technology Corp., Sporg Corporation and Gordon F. Burley.(5)

10.6	Management Consulting Agreement with Ian Brodie.(7)

10.7	Management Consulting Agreement with Frank Anderson.(7)

10.8	Letter of Intent dated February 28, 2007 between the Company and Dorn Beattie.(8)

10.9	Loan Agreement dated May 18, 2007 between the Company and Solara Technologies Inc.(9)

14.1	Code of Ethics.(3)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 31, 2006.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 14, 2006.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 11, 2006.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 7, 2007.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 24, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRACE VENTURES INC.

Date:	December 14, 2007	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer)
(Principal Accounting Officer)