Form 10QSB
period 2008-01-31
TERRACE VENTURES INC
filed 2008-03-18
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,753,200 Shares of Common Stock as of March 10, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Terrace Ventures Inc.

We have reviewed the accompanying balance sheet of Terrace Ventures Inc. as of January 31, 2008, and the statements of operations and accumulated deficit, changes in stockholders’ equity (deficit), and statements of cash flows for the nine month periods ended January 31, 2008 and January 31, 2007, and for the period February 20, 2001 (date of inception) to January 31, 2008. These interim financial statements are the responsibility of the management of Terrace Ventures Inc.

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

“Sarna & Company”

Sarna & Company, Certified Public Accountants
Westlake Village, California
March 6, 2008

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS

	(Unaudited)	(Audited)
	January 31, 2008	April 30, 2007

Current Assets:
Cash	$30	$92,275
Trust Account Receivable	5,917	3,467
Notes Receivable	210,947	20,000

Total Current Assets	216,894	115,742

TOTAL ASSETS	$216,894	$115,742

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$60,620	$30,123
Due to Shareholders	15,000	11,295
Common Stock Payable	40,000	145,925

Total Current Liabilities	115,620	187,343

Stockholders' Deficit:
Common Stock, $0.001 par value
400,000,000 shares authorized,
36,753,200 and 34,183,200
shares issued	36,753	34,183
Additional Paid in Capital	1,571,342	1,317,387
Deficit Accumulated During
the Exploration Stage	(1,507,221)	(1,423,171)

Total Stockholders' Equity/(Deficit)	101,274	(71,601)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)	$216,894	$115,742

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED		INCEPTION to
	JANUARY 31,		JANUARY 31,		JANUARY 31,
	2008	2007	2008	2007	2008
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-
Operating Expenses	(17,730)	(85,495)	(94,997)	(176,403)	(489,188)
Loss Before Other
Income and Expenses	(17,730)	(85,495)	(94,997)	(176,403)	(489,188)
Other Income:
Interest Income	4,033	-0-	10,947	-0-	10,947
Other Expense:
Unrealized Loss
On Investment	-0-	-0-	-0-	(100,500)	(1,028,980)
Loss Before Provision
for Income Taxes	(13,697)	(85,495)	(84,050)	(276,903)	(1,507,221)
Provision for
Income Taxes	-0-	-0-	-0-	-0-	-0-
Net Loss	(13,697)	(85,495)	(84,050)	(276,903)	(1,507,221)
Accumulated Deficit,
Beginning of Period	(1,493,524)	(1,313,519)	(1,423,171)	(1,122,111)	-0-
Accumulated Deficit,
End of Period	$(1,507,221)	$(1,399,014)	$(1,507,221)	$(1,399,014)	$(1,507,221)

Net Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.05)
Weighted Average
Shares Outstanding	36,753,200	33,344,100	36,324,867	32,692,187	27,925,809

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock				Additional Paid in Capital		Deficit Accumulated During the Exploration Stage		Total Stockholders' Equity (Deficit)
	Shares		Dollar Amount
Inception February 20, 2001	----	$	----	$	----	$	----	$	-----
Common Stock Issued $0.001 per share April 9, 2001	4,000,000		4,000		----		----		4,000
Net Loss, April 30, 2001	----		----		----		(1,410)		(1,410)
Balances April 30, 2001	4,000,000		4,000		----		(1,410)		2,590
Common Stock Issued $0.01 per share August 15, 2001	2,500,000		2,500		22,500		----		25,000
Net Loss, April 30, 2002	----		----		----		(19,196)		(19,196)
Balances April 30, 2002	6,500,000		6,500		22,500		(20,606)		8,394
Common Stock Issued $0.10 per share September 30, 2002	142,500		143		14,107		----		14,250
Net Loss, April 30, 2003	----		----		----		(17,632)		(17,632)
Balances April 30, 2003	6,642,500		6,643		36,607		(38,238)		5,012
Common Stock Issued $0.10 per share November 6, 2003	400,000		400		39,600		----		40,000
Net Loss, April 30, 2004	----		----		----		(58,708)		(58,708)
Balances April 30, 2004	7,042,500		7,043		76,207		(96,946)		(13,696)
Net Loss, April 30, 2005	----		----		----		(37,532)		(37,532)
Balances April 30, 2005	7,042,500		7,043		76,207		(134,478)		(51,228)

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) – CONTINUED
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balances, April 30, 2005	7,042,500	704	82,546	(134,478)	(51,228)
Common Stock Issued $1.00 per share November 23,2005	500,000	50	499,950	----	500,000
4-for-1 Stock Split, December 19, 2005	22,627,500	29,416	(29,416)	----	----
Common Stock Issued $0.25 per share February 3, 2006	400,000	400	99,600	----	100,000
Common Stock Issued $0.25 per share March 13, 2006	380,000	380	94,620	----	95,000
Common Stock Issued $0.25 per share March 31, 2006	999,920	1,000	248,980	----	249,980
Net Loss, Period Ended April 30, 2006	----	----	----	(987,633)	(987,633)
Balances April 30, 2006	31,949,920	31,950	996,280	(1,122,111)	(93,881)
Common Stock Issued $0.25 per share May 24, 2006	220,080	220	54,800	----	55,020
Common Stock Issued $0.30 per share June 5, 2006	335,000	335	100,165	----	100,500
Common Stock Issued $0.10 per share January 23, 2007	1,678,200	1,678	166,142	----	167,820
Net Loss, Period Ended April 30, 2007	----	----	----	(301,060)	(301,060)
Balances April 30, 2007	34,183,200	34,183	1,317,387	(1,423,171)	(71,601)
Common Stock Issued $0.10 per share July 12, 2007	2,570,000	2,570	254,355	----	256,925
Net Loss, Period Ended January 31, 2008	----	----	----	(84,050)	(84,050)
Balances January 31, 2008	36,753,200	$36,753	$1,571,742	$(1,507,221)	$101,274

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	JANUARY 31,		INCEPTION to
	2008	2007	JANUARY 31, 2008

Cash Flows from
Operating Activities:

Net Loss	$(84,050)	$(276,903)	$(1,507,221)

Adjustments to Reconcile Net
Income to Net Cash Provided/(Used)
by Operating Activities:
Unrealized Loss on Investment	-0-	100,500	1,028,980
(Increase)/Decrease in:
Trust Account Receivable	(2,450)	(1,891)	(5,917)
Notes Receivable	(190,947)	-0-	(210,947)
Prepaid Expenses	-0-	(26,500)	-0-
Increase(Decrease) in:
Accounts Payable	30,497	(4,098)	60,620

Net Cash Provided/(Used)
by Operating Activities	(246,950)	(208,892)	(634,485)

Cash Flows from
Investing Activities:

Stock Investment	-0-	(100,500)	(1,028,980)

Net Cash Used
by Investing Activities	-0-	(100,500)	(1,028,980)

Cash Flows from
Financing Activities:

Loans from Shareholders	15,000	145	36,295
Payments on Loans	(11,295)	(10,000)	(21,295)
Proceeds Related to
Issuance of Common Stock	151,000	323,340	1,648,495

Net Cash Provided by
Financing Activities	154,705	313,485	1,663,495

Net Increase (Decrease) in Cash	$(92,245)	$4,093	$30

Cash at Beginning of Period	92,275	171	-0-

Cash at End of Period	$30	$4,264	$30

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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended January 31, 2008 and January 31, 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

NOTE 5 – GOING CONCERN - CONTINUED

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,507,221 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

On March 7, 2007, the Company approved a private placement of up to 5,000,000 shares of the Company’s common stock at a price of $0.10 per share to fund the Solara Loan and for working capital purposes. This offering was made to non-US investors pursuant to Regulation S of the United States Securities Act of 1933. On July 12, 2007, 2,570,000 shares were issued under this private placement, for a total contribution of $256,925. As of January 31, 2008, $40,000 representing advances on 400,000 shares was received and is reflected in the financial statements as Common Stock Payable.

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

As of January 31, 2008, $200,000 was loaned to Solara, and is reflected in the financial statements, along with accrued interest receivable in the amount of $10,947, as Notes Receivable.

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

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 31,		OCTOBER 31,		INCEPTION to
	2008	2007	2008	2007	JANUARY 31, 2008

Operating Expenses:
Accounting & Audit	$3,840	$3,920	$26,640	$16,380	$78,700
Bank Charges	43	107	90	181	313
Consulting	-0-	60,000	5,900	81,250	114,150
Exploration and Development	-0-	-0-	-0-	-0-	24,266
Legal	4,308	11,944	33,044	46,080	142,667
Office Administration	7,500	7,500	22,500	20,600	77,100
Office Expenses	-0-	-0-	250	252	3,931
Regulatory Expenses/Fees	747	1,274	1,966	9,410	21,380
Rent	750	750	2,250	2,250	19,200
Telephone	302	-0-	2,117	-0-	3,461
Travel & Entertainment	240	-0-	240	-0-	4,020

Total Operating Expenses	$17,730	$85,495	$94,997	$176,403	$489,188

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

Planned Expenditures Over the
Category	Next Twelve Months
Professional Fees	$20,000
Mineral Exploration costs	$5,000
Miscellaneous	$4,000
TOTAL	$29,000

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended January 31,			Nine Months Ended January 31,
			Percentage			Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(17,730)	(85,495)	(79.3)%	(94,997)	(176,403)	(46.1)%
Other Income	4,033	-	n/a	10,947	-	n/a
Other Expense –	-	-	n/a	-	(100,500)	(100)%
Unrealized loss
on investment
Net Loss	$(13,697)	$(85,495)	(84.0)%	$(84,050)	$(276,903)	(69.6)%

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

Operating Expenses

	Three Months Ended			Nine Months Ended
	January 31		Percentage	January 31		Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Accounting & Audit	$3,840	$3,920	(2.0)%	$26,640	$16,380	62.6%
Bank Charges	43	107	(59.8)%	90	181	(50.3)%
Consulting	-	60,000	(100)%	5,900	81,250	(92.7)%
Exploration and	-	-	n/a	-	-	n/a
Development
Legal	4,308	11,944	(63.9)%	33,044	46,080	(28.3)%
Office Administration	7,500	7,500	n/a	22,500	20,600	9.2%
Office Expenses	-	-	n/a	250	252	(0.8)%
Regulatory Expenses/Fees	747	1,274	(41.4)%	1,966	9,410	(79.1)%
Rent	750	750	n/a	2,250	2,250	n/a
Telephone	302	-	n/a	2,117	-	n/a
Travel & Entertainment	240	-	n/a	240	-	n/a
Total Operating Expenses	$17,730	$85,495	(79.3)%	$94,997	$176,403	(46.1)%

The decrease in our expenses for the quarter ended January 31, 2008 as compared to the comparative period in 2007 is primarily due to decreases in our consulting expenses and legal fees.

Net Loss

We recorded a net loss of $84,050 for the nine months ended January 31, 2008 and have suffered aggregate losses in the amount of $1,507,221 and net cash outflows from operations. We expect our operating expenses will increase significantly if our board of directors decides to proceed beyond Phase III of our exploration program to Phase IV.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At January 31, 2008	At April 30, 2007	Percentage
	(Unaudited)	(Audited)	Increase / (Decrease)
Current Assets	$216,894	$115,742	87.4%
Current Liabilities	(115,620)	(187,343)	(38.3)%
Working Capital (Deficit)	$101,274	$(71,601)	241.4%

Cash Flows
	Nine Months Ended	Nine Months Ended
	January 31, 2008	January 31, 2007
Cash Flows from Operating Activities	$(246,950)	$(208,892)
Cash Flows from Investing Activities	-	(100,500)
Cash Flows from Financing Activities	154,705	313,485
Net Increase (decrease) in Cash During Period	$(92,245)	$4,093

We had cash on hand of $30 and a working capital surplus of $101,274 as of January 31, 2008 compared to a working capital deficit of $71,601 as of April 30, 2007. We anticipate that we will incur approximately $29,000 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan, see “Financing Requirements,” below.

Loan Agreement with Solara Technologies Inc.

On May 18, 2007, we entered into a loan agreement with Solara Technologies, Inc. (“Solara”). Under the terms of the Loan Agreement, we loaned a total of $200,000 to Solara. The loan matures May 25, 2008, and accrues interest at a rate of 8% per annum payable on maturity. The loan was made pursuant to the terms of the letter of intent dated February 28, 2007 between the Company and Solara. The loan is secured by an assignment of certain tax credits which Solara represents that it is entitled to claim and receive and have a value of not less than $200,000. Under the terms of the Loan Agreement, Solara was required to: (i) enter into a formal merger agreement within 60 days of the date of the Loan Agreement; (ii) obtain shareholder approval of the proposed merger within 90 days of the date of the Loan Agreement; (iii) provide required financial statements within 90 days of the Loan Agreement; and (iv) complete the proposed merger within 120 days of the Loan Agreement. The formal merger agreement was not entered into by the parties as required under the terms of the Loan Agreement, and as a result, we have requested that Solara repay the Loan.

Financing Requirements

As at January 31, 2008, we had total assets of $216,894 and a working capital surplus of $141,274. From inception to January 31, 2008, we have suffered aggregate losses in the amount of $1,507,221 and net cash outflows from operations. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern. Our current operating funds are not sufficient to complete the full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan.

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

On February 13, 2008, we approved an offering to be completed pursuant to the provisions of Regulation S of the Securities Act of up to 10,000,000 units (the “Units”) with each Unit consisting of one share of common stock of the Corporation and one share purchase warrant. Each warrant will be exercisable at a price of $0.03 per Share for a period of two years from closing. The proceeds of this private placement offering will be used for general corporate purposes. There is no assurance that this private placement offering or any part of it will be completed.

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

We have incurred a net loss of $1,507,221 for the period from February 20, 2001 (inception) to January 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail.

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete a full exploration of the mineral claim and begin mining efforts should the mineral claim prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at January 31, 2008, we had cash in the amount of $30. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We do not have sufficient cash on hand to complete Phase III of our proposed exploration program. We also require additional financing to sustain our business operations if we are not successful in earning revenues. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)
3.3	Bylaws.(1)
10.1	Mineral Claim Purchase Agreement dated August 15, 2001 between the Company and Don Archibald.(1)
10.2	2006 Stock Incentive Plan.(4)
10.3	Stock Option Agreement between the Company and Howard Thomson dated March 31, 2006.(4)
10.4	Management Consulting Agreement dated March 21, 2006 between the Company and Howard Thomson.(4)
10.5	Agreement and Plan of Merger dated for reference May 24, 2006 among the Company, Sporg Technology Corp., Sporg Corporation and Gordon F. Burley.(5)
10.6	Management Consulting Agreement with Ian Brodie.(7)
10.7	Management Consulting Agreement with Frank Anderson.(7)

Exhibit
Number	Description of Exhibit

10.8	Letter of Intent dated February 28, 2007 between the Company and Dorn Beattie.(8)
10.9	Loan Agreement dated May 18, 2007 between the Company and Solara Technologies Inc.(9)
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 31, 2006.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on August 14, 2006.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 11, 2006.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 7, 2007.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 24, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRACE VENTURES INC.

Date:	March 18, 2008	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer)
(Principal Accounting Officer)