Form 10-K
period 2008-04-30
TERRACE VENTURES INC
filed 2008-08-13
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-50569

TERRACE VENTURES INC.
(Exact name of registrant as specified in its charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,002,684 based on a price of $0.0965, being the average of the closing bid and ask price for the Registrant’s common stock as quoted on the OTC Bulletin Board on October 31, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 5, 2008, the Registrant had 36,753,200 shares of common stock outstanding.

TERRACE VENTURES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2008

TABLE OF CONTENTS

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Terrace,” and the “Company” mean Terrace Ventures Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

Foreign Currency and Exchange Rates

For purposes of consistency and to express United States dollars throughout this Annual Report on Form 10-K, Canadian dollars have been converted into United States currency at the rate of CDN$1.00 being approximately equal to US$0.99, which is the approximate average exchange rate during recent months.

ITEM 1.	BUSINESS.

Overview

We were incorporated on February 20, 2001 under the laws of the State of Nevada. Until recently, we owned a 100% undivided interest in a mineral claim that we referred to as the Peach Mineral Claim (the “Peach Claim”) located in the Nicola, Simalkameen and Osoyoos Mining Divisions of the Province of British Columbia, Canada. On July 31, 2008, we decided to allow our interest in the Peach Claim to lapse in order to focus our resources on completing a business combination with Pyro Pharmaceuticals, Inc. (“Pyro”). There is no assurance that the proposed business combination will be completed as planned or if at all.

Pyro Pharmaceuticals Interim Agreement

On July 9, 2008, we entered into an interim agreement (the “Interim Agreement”) with Pyro, a privately held Delaware corporation engaged in the business of developing therapeutics against multi-drug resistant infectious microorganisms. Pyro currently holds two patents, under United States patent numbers 6,852,485 and 6,955,890, in connection with its business. Pyro has also filed 10 patent applications with the United States Patent and Trademark Office. These patent applications are at various stages of review within the United States Patent and Trademark Office (the “USPTO”).

Under the terms of the Interim Agreement, we and Pyro have agreed to complete a business combination of the two companies such that following completion of the business combination the shareholders of Pyro, immediately prior to the business combination, will own 60% of our issued and outstanding shares of common stock and our shareholders, immediately prior to the business combination and after giving effect to a proposed $2.5 million private placement referred to below, will hold 40%. In addition, we agreed to pay the reasonable legal and accounting costs of Pyro in connection with the preparation and closing of a definitive agreement. Upon execution of the Interim Agreement, we advanced an initial $10,000 to Pyro for the above noted legal and accounting costs.

The closing of the business combination is subject to a number of conditions, including, among other conditions: (i) our completing a private placement of 25,000,000 units for total proceeds of $2,500,000; (ii)

delivery of all financial statements of Pyro required under applicable securities rules; (iii) each party satisfactorily completing its due diligence review; and (iv) the approval of the shareholders of Pyro. Under the terms of the Interim Agreement, the parties are required to enter into a formal agreement no later than October 31, 2008. There is no assurance that the proposed transaction will be completed as planned or at all.

Pyro's current operations consist exclusively of the development of its intellectual property and prosecution of its patent applications on file with the USPTO. Pyro has not commenced revenue producing operations nor has it completed the development of its initial therapeutic device or process. Pyro currently has limited operations and nominal assets.

Pyro Pharmaceuticals is in the business of developing therapeutics for use against multi-drug resistant infectious microorganisms. Pyro's focus is on diseases caused by bacteria, yeast, fungi, and amitochondrial protists in which antibiotic resistance has become a significant factor in the treatment of the disease, and where alternative therapies are needed due to the inadequacies of current treatments.

Pyro believes that the inhibition of unique targets within an essential metabolic pathway renders pathogenic microorganisms, non viable and/or non infective (pathogenic). Furthermore, these targets are found only in pathogenic microorganisms and not in mammals. Thus, inhibitors of the pathway that act on a specific gene or enzyme (the unique target), become a selective therapeutic agent against these pathogenic microorganisms. The identification of these metabolic pathways, the specific target in the pathway, and the development of pathway inhibitors (antibiotics) against these targets is the business proposition of Pyro.

These inhibitors represent a new and novel approach to develop antibiotics that can kill certain pathogenic microorganisms, especially those resistant to current antibiotics. This novel class of antibiotics is different from conventional antibiotics because it is not based on the inhibiting of DNA, RNA, protein, or cell wall synthesis. This novel class is based on the disruption of a metabolic step that is required for the viability and/or infectivity of the pathogenic organism. These proposed new antibiotics will improve the morality and morbidity caused by a wide variety of pathogenic microorganisms, especially those that have exhibited multiple drug resistance.

Recent Corporate Developments

The following corporate developments occurred since our third fiscal quarter ended January 31, 2008:

1.

On July 9, 2008 we entered into an interim agreement (the “Interim Agreement”) with Pyro Pharmaceuticals, Inc. (“Pyro”), a privately held Delaware corporation engaged in the business of developing therapeutics against multi-drug resistant infectious microorganisms. See “Pyro Pharmaceuticals Interim Agreement” above.

2.

On July 15, 2008, our Board of Directors approved a private placement offering of up to 12,500,000 units (the “Units”) at a price of $0.10 US per Unit (the “U.S. Private Placement”), with each Unit consisting of one share of our common stock and one share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock exercisable for a period of 12 months at a price of $0.15 US per share. The offering will be made in the United States to persons who are accredited investors as defined in Regulation D of the Securities Act of 1933 (the “Securities Act”).

Also on July 15, 2008, our Board of Directors also approved a concurrent private placement offering of up to 12,500,000 Units to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act (the “Foreign Private Placement”). The Units will be identical to those to be offered under the U.S. Private Placement as described above.

The proceeds of the U.S. Private Placement and the Foreign Private Placement offerings will be used to meet the closing conditions of the proposed business combination between us and Pyro. There is no assurance that the U.S. Private Placement or the Foreign Private Placement offerings or any part of them will be completed.

4

3.

On August 8, 2008, Gordon F. Burley entered into a share transfer agreement (the “Share Transfer Agreement”) with Howard Thomson, our sole executive officer and director. Under the terms of the Share Transfer Agreement, Mr. Burley sold 15,800,000 shares of our common stock to Mr. Thomson in consideration of the payment of $15,800 (the “Share Transfer”).

As a result of the closing of the Share Transfer, Mr. Thomson now owns approximately 43.0% of our common stock. As a result, there has been a change in control of the Company.

Employees

We have no employees as of the date of this Annual Report on Form 10-K other than our sole executive officer and director. We conduct our business largely through agreements with consultants and arms-length third parties.

Research And Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents And Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.	RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

If we do not obtain additional financing, our business will fail.

As at April 30, 2008, we had cash in the amount of $100. In order to meet the closing conditions of the Interim Agreement with Pyro, we will be required to raise an additional $2,500,000. As such, our Board of Directors approved two concurrent private placement offerings for the sale of an aggregate of 25,000,000 for gross proceeds of $2,500,000. There is no assurance that the private placement offerings or any part of them will be completed. If we are unable to complete the private placement offerings, we will be unable to complete the proposed transactions with Pyro.

We have yet to attain profitable operations and because we will need additional financing to continue our business operations, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $1,523,621 for the period from February 20, 2001 (inception) to April 30, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

Since our inception, we have relied on equity sales of our common stock to fund our operations. We may conduct additional equity offerings in the future to finance any future business projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be diluted. The result of this could reduce the value of their stock.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The shares of our common stock constitute “penny stocks” under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.

Legal remedies, which may be available to an investor in "penny stocks,” are as follows:

(a)

if "penny stock" is sold to an investor in violation of his or her rights listed above, or other federal or states securities laws, the investor may be able to cancel his or her purchase and get his or her money back.

(b)	if the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.

(c)	if the investor has signed an arbitration agreement, however, he or she may have to pursue his or her claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock.

ITEM 2.	PROPERTIES.

We rent office space at Suite 202, 810 Peace Portal Drive, Blaine, WA 98230, consisting of approximately 1,124 square feet, at a cost of $250 per month. This rental is on a month-to-month basis without a formal contract. We pay a fee of $500 per month for office related services provided in connection with our office rental.

Until recently, we owned a 100% interest in the Peach Claim. On July 31, 2008, we allowed our interest in the Peach Claim to lapse in order to focus our resources on the proposed business combination with Pyro. A description of the proposed business combination is set out under the heading “Item 1. Business – Pyro Pharmaceuticals Interim Agreement” above.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

6

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ended April 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “TVNT” on July 19, 2005. As a result of a four-for-one forward split of our issued and outstanding common stock, the symbol under which our shares traded on the OTC Bulletin Board changed from “TVNT” to “TVEN,” effective December 19, 2005.

The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

Quarter Ended	High	Low

Fiscal Year 2008
April 30, 2008	$0.065	$0.02
January 31, 2008	$0.095	$0.03
October 31, 2007	$0.148	$0.05
July 31, 2007	$0.296	$0.11

Fiscal Year 2007
April 30, 2007	$0.185	$0.10
January 31, 2007	$0.15	$0.06
October 31, 2006	$0.25	$0.08
July 31, 2006	$0.44	$0.14

The high and low bid price information provided above was obtained from the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

PENNY STOCK RULES

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the SEC shall require by rule or regulation. The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and therefore stockholders may have difficulty selling those securities.

REGISTERED HOLDERS OF OUR COMMON STOCK

Our authorized capital consists of 400,000,000 shares of common stock, par value $0.001 per share. As of August 5, 2008, there were ninety-one (91) registered holders of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

DIVIDENDS

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

RECENT SALES OF UNREGISTERED SECURITIES

On July 12, 2007, we completed the sale of 2,570,000 shares of our common stock at a price of $0.10 per share for total proceeds of $257,000. The shares were issued to non-US persons as contemplated by Regulation S promulgated under the Securities Act. The proceeds of the private placement were used to fund $200,000 of loans to our former merger candidate, Solara Technologies Inc., to retire corporate debt and for general corporate purposes.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Our plan of operation is to complete the proposed business combination with Pyro by October 31, 2008. As a condition to completing the business combination with Pyro, we will be required to raise $2,500,000 in equity financing. There are no assurances that we will be able to complete the proposed business combination with Pyro as planned or if at all.

Until recently, our plan of operation was to conduct mineral exploration activities on the Peach Claim. However, on July 31, 2008, we decided to allow our interest in the Peach Claim to lapse in order to focus our financial resources on the completing the proposed business combination with Pyro. As a result, we are unable to provide an estimate of our exact financial needs for the next twelve months.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended April 30, 2008 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended April 30,		Percentage
	2008	2007	Increase / (Decrease)
Revenue	$--	$--	N/A
Expenses	(114,941)	(200,560)	(42.7)%
Other Income	14,491	--	N/A
Other Expense	--	(100,500)	N/A
Net Loss	$(100,450)	$(301,060)	(66.6)%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future. We are an exploration stage company and are presently seeking other business opportunities.

Operating Expenses

The major components of our expenses for the year ended April 30, 2008 and 2007 are outlined in the table below:

	Year Ended April 30		Percentage
	2008	2007	Increase / (Decrease)
Accounting	$30,600	$16,320	87.5%
Bank Charges	120	223	(46.2)%
Consulting	5,900	108,250	(94.5)%
Legal	40,063	33,485	19.6%
Office Administration	30,000	28,100	6.8%
Office Expenses	250	912	(72.6)%
Regulatory Expenses/Fees	2,651	9,491	(72.1)%
Rent	3,000	3,000	N/A
Telephone	2,117	--	N/A
Travel & Entertainment	240	779	(69.2)%
Total Operating Expenses	$114,941	$200,560	(42.7)%

During the year ended April 30, 2008, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. The decrease in our expenses for the year ended April 30, 2008 as compared to the comparative period in 2007 is primarily due to a substantial decrease in our consulting expenses.

Expenses incurred for accounting and legal are in connection with meeting our ongoing reporting obligations under the Exchange Act.

Office administration expenses consist of amounts incurred to our sole executive officer and director for his management consulting services.

Our consulting expenses decreased substantially during the period due to the fact that we ceased payment of consulting fees to two of our former officers.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended April 30
	2008	2007
Net Cash used in Operating Activities	$(287,380)	$(266,806)
Net Cash used in Investing Activities	--	(100,500)
Net Cash from Financing Activities	195,205	459,410
Net Increase (Decrease) in Cash During Period	$(92,175)	$92,104

Working Capital
			Percentage
	At April 30, 2008	At April 30, 2007	Increase / (Decrease)
Current Assets	$228,767	$115,742	97.7%
Current Liabilities	(143,493)	(187,343)	(23.4)%
Working Capital Surplus (Deficit)	$85,274	$(71,601)	(219.1)%

We had cash on hand of $100 and a working capital surplus of $85,274 as of April 30, 2008 compared to a working capital deficit of $71,601 as of April 30, 2007. The increase in our working capital is primarily due to the fact that we have recorded our loan of $200,000 plus accrued interest to Solara as a Notes Receivable.

During the year ended April 30, 2008, we completed the sale of 2,570,000 shares of our common stock at a price of $0.10 per share for total proceeds of $257,000. The shares were issued to non-US persons as contemplated by Regulation S promulgated under the Securities Act. The proceeds of the private placement were used to fund $200,000 of loans to our former merger candidate, Solara Technologies Inc., to retire corporate debt and for general corporate purposes. We have not issued any additional shares under this offering.

Loan Agreement with Solara Technologies Inc.

On May 18, 2007, we entered into a loan agreement with Solara Technologies, Inc. (“Solara”). Under the terms of the Loan Agreement, we loaned a total of $200,000 to Solara. The loan matured on May 25, 2008, and accrues interest at a rate of 8% per annum payable on maturity. The loan was made pursuant to the terms of the letter of intent dated February 28, 2007 between the Company and Solara. The loan was secured by an assignment of certain tax credits which Solara represents that it is entitled to claim and receive and have a value of not less than $200,000. Under the terms of the Loan Agreement, Solara was required to:

(i) enter into a formal merger agreement within 60 days of the date of the Loan Agreement; (ii) obtain shareholder approval of the proposed merger within 90 days of the date of the Loan Agreement; (iii) provide required financial statements within 90 days of the Loan Agreement; and (iv) complete the proposed merger within 120 days of the Loan Agreement. The formal merger agreement was not entered into by the parties as required under the terms of the Loan Agreement, and as a result, we have requested that Solara repay the Loan. We are currently in discussions with Solara to determine a plan for the repayment of the loan. Substantial doubt exists with respect to the ability of Solara to repay the loan.

Financing Requirements

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

Our board of directors has approved a private placement offering of up to 12,500,000 units at a price of $0.10 per unit to U.S. residents who are “accredited investors” as such term is defined in Regulation D of the Securities Act and a concurrent private placement of 12,500,000 units on the same terms to persons who are not “U.S. persons” as such term is defined under Regulation S of the Securities Act (together the “Private Placements”). Each unit shall consist of one (1) share of common stock and one-half share purchase warrant, with each warrant entitling the holder to purchase an additional share of our common stock at a price of $0.15 share for a period of one year from the closing of the Private Placements. The proceeds of the Private Placements will be used to meet the closing conditions of the proposed business combination with Pyro. There is no assurance that the Private Placements will be completed as planned or at all.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Our significant accounting policies are disclosed in Note 1 to the audited financial statements included in this Annual Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPLEMENTARY DATA.

Audited Financial Statements for the Years Ended April 30, 2008 and 2007, including:

1.	Report of Independent Registered Public Accounting Firm;

2.	Balance Sheets as at April 30, 2008 and 2007;

3.	Statements of Operations and Accumulated Deficit for the years ended April 30, 2008 and 2007 and the period from inception on February 20, 2001 to April 30, 2008;

4.	Statements of Changes in Stockholders’ Equity/Deficit for the period from inception through April 30, 2008;

5.	Statements of Cash Flows for the years ended April 30, 2008 and 2007 and the period from inception to April 30, 2008;

6.	Notes to the Financial Statements; and

7.	Supplemental Statement: Statements of Operating Expenses for the years ended April 30, 2008 and 2007 and the period from inception to April 30, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Terrace Ventures Inc.
Blaine, Washington

We have audited the accompanying balance sheets of Terrace Ventures Inc., an exploration stage company, as of April 30, 2008 and April 30, 2007, and the related statements of operations and accumulated deficit, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and for the period February 20, 2001 (date of inception) to April 30, 2008. These financial statements are the responsibility of Terrace Ventures Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terrace Ventures Inc., an exploration stage company, as of April 30, 2008 and April 30, 2007, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and for the period February 20, 2001 (date of inception) to April 30, 2008, in conformity with accounting principles generally accepted in The United States of America.

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

/s/ Sarna & Company
Sarna & Company,
Certified Public Accountants
Westlake Village, California
August 11, 2008

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS

	APRIL 30,	APRIL 30,
	2008	2007

Current Assets:
Cash	$100	$92,275
Receivable – Trust	13,775	3,467
Notes Receivable	214,892	20,000

Total Current Assets	228,767	115,742

Other Asset – Investment	-0-	-0-

TOTAL ASSETS	$228,767	$115,742

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$48,393	$30,123
Due to Shareholder	95,100	11,295
Common Stock Payable	-0-	145,925

Total Current Liabilities	143,493	187,343

Stockholders' Equity:
Common Stock, $0.001 par value
400,000,000 shares authorized,
36,753,200 and 34,183,200 shares
issued	36,753	34,183
Additional Paid in Capital	1,572,142	1,317,387
Deficit Accumulated During
the Exploration Stage	(1,523,621)	(1,423,171)

Total Stockholders' Equity (Deficit)	85,274	(71,601)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$228,767	$115,742

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APRIL 30, 2008	APRIL 30, 2007	APRIL 30, 2008
Revenues	$-0-	$-0-	$-0-
Operating Expenses	(114,941)	(200,560)	(509,132)
Loss Before Other Income
And Expenses	(114,941)	(200,560)	(509,132)
Other Income
Interest Income	14,491	-0-	14,491
Other Expense
Unrealized Loss
on Investment	-0-	(100,500)	(1,028,980)
Loss Before Provision for
Income Taxes	(100,450)	(301,060)	(1,523,621)
Provision for Income Taxes	-0-	-0-	-0-
Net Loss	(100,450)	(301,060)	(1,523,621)
Accumulated Deficit,
Beginning of Period	(1,423,171)	(1,122,111)	-0-
Accumulated Deficit,
End of Period	$(1,523,621)	$(1,423,171)	$(1,523,621)

Net Loss per Share	$(0.00)	$(0.01)	$(0.05)
Weighted Average
Shares Outstanding	36,753,200	33,064,940	28,230,202

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

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances
April 30, 2007	34,183,200	$34,183	$1,317,387	$(1,423,171)	$(71,601)

Common Stock Issued
$0.10 per share
July 12, 2007	2,570,000	2,570	254,755	----	257,325

Net Loss, Period Ended
April 30, 2008	----	----	----	(100,450)	(100,450)

Balances
April 30, 2008	36,753,200	$36,753	$1,572,142	$(1,523,621)	$85,274

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APRIL 30, 2008	APRIL 30, 2007	APRIL 30, 2008
Cash Flows from
Operating Activities:

Net Loss	$(100,450)	$(301,060)	$(1,523,621)
Adjustments to Reconcile Net Loss
To Net Cash Provided/<Used> by
Operating Activities:
Unrealized Loss on Investment	-0-	100,500	1,028,980
<Increase>/Decrease in:
Trust Account Receivable	(10,308)	(2,891)	(13,775)
Notes Receivable	(194,892)	(20,000)	(214,892)
Increase/<Decrease> in:
Accounts Payable	18,270	(43,355)	48,393

Net Cash Used by
Operating Activities	(287,380)	(266,806)	(674,915)

Cash Flows from
Investing Activities:

Investment in Stock	-0-	(100,500)	(1,028,980)

Net Cash Used by
Investing Activities	-0-	(100,500)	(1,028,980)

Cash Flows from
Financing Activities:

Loans from Shareholders	95,100	145	116,395
Payments on Loans	(11,295)	(10,000)	(21,295)
Proceeds from Issuance of
Common Stock	111,400	469,265	1,608,895

Net Cash Provided by
Financing Activities	195,205	459,410	1,703,995

Net Increase (Decrease) in Cash	(92,175)	92,104	100

Cash at Beginning of Period	92,275	171	-0-

Cash at End of Period	$100	$92,275	$100

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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended April 30, 2008 and April 30, 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – GOING CONCERN - CONTINUED

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,523,621 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 – MERGER AGREEMENT/STOCK ISSUANCES - CONTINUED

On February 28, 2007, the Company entered into a letter of intent with Solara Technologies, Inc. (“Solara”), a private British Columbia company engaged in the development of both hardware and software for the self service vending industry. Under the terms of the letter of intent the closing of the merger was subject to a number of conditions, including delivery of all financial statements of Solara required under applicable securities rules, the Company providing Solara with a loan of $200,000 (the “Solara Loan”) prior to closing of the merger, the parties entering into a formal agreement outlining the terms of the merger no later than March 15, 2007, and each of the parties satisfactorily completing their respective due diligence review.

On March 7, 2007, the Company approved a private placement of up to 5,000,000 shares of the Company’s common stock at a price of $0.10 per share to fund the Solara Loan and for working capital purposes. This offering was made to non-US investors pursuant to Regulation S of the United States Securities Act of 1933. As of April 30, 2007, $145,925 representing advances on 1,460,000 shares was received and is reflected in the financial statements as Common Stock Payable. Subsequent to April 30, 2007, an additional $111,400 was received, for a total stock liability of 2,570,000 shares, all of which were issued on July 12, 2007 for a total contribution of $257,325.

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

As of April 30, 2008, a total of $200,000 was loaned to Solara, and is reflected in the financial statements, along with accrued interest receivable in the amount of $14,892, as Notes Receivable.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 – STOCK OPTIONS

On March 21, 2006, the Company entered into a stock option agreement with a director of the Company. The options provided for the purchase of 200,000 shares of Company common stock at $0.27 per share. Compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company’s stock at the date of grant over the amount the recipient must pay to acquire the stock. At the date of grant, fair market value approximated the strike price. The options expired on March 21, 2008.

NOTE 9 – SUBSEQUENT EVENTS

On July 9, 2008, the Company entered into an interim agreement with Pyro Pharmaceuticals, Inc., a privately held Delaware corporation engaged in the business of developing therapeutics against multi-drug resistant infectious microorganisms.

Under the terms of the Interim Agreement, the Company and Pyro have agreed to complete a business combination of the two companies such that following completion of the business combination the shareholders of Pyro, immediately prior to the business combination, will own 60% of the issued and outstanding shares of the Company and the shareholders of Company, immediately prior to the business combination and after giving effect to a proposed $2.5 million private placement referred to below, will hold 40% of the Company. In addition, the Company agreed to pay the reasonable legal and accounting costs of Pyro in connection with the preparation and closing of a definitive agreement. Upon execution of the Interim Agreement, the Company advanced an initial $10,000 to Pyro for the above noted legal and accounting costs.

The closing of the business combination is subject to a number of conditions, including, among other conditions: (i) the Company completing a private placement of 25,000,000 units for total proceeds of $2,500,000; (ii) delivery of all financial statements of Pyro required under applicable securities rules; (iii) each party satisfactorily completing its due diligence review of Pyro; and (iv) the approval of the shareholders of Pyro. Under the terms of the Interim Agreement, the parties are required to enter into a formal agreement no later than October 31, 2008.

14

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 – SUBSEQUENT EVENTS - CONTINUED

On July 15, 2008, the Company’s Board of Directors approved a private placement offering of up to 12,500,000 units at a price of $0.10 per Unit, with each Unit consisting of one share of the Company’s common stock and one share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock exercisable for a period of 12 months at a price of $0.15 per share. The offering will be made in the United States to persons who are accredited investors as defined in Regulation D of the Securities Act of 1933.

The Company’s Board of Directors have also approved a concurrent private placement offering of up to 12,500,000 Units to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933. The Units will be identical to those to be offered under the U.S. Private Placement as described above.

The proceeds of the U.S. Private Placement and the Foreign Private Placement offerings are to be used to meet the closing conditions of the proposed business combination between the Company and Pyro.

15

SUPPLEMENTAL STATEMENT

16

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APRIL 30,2008	APRIL 30,2007	APRIL 30, 2008

Operating Expenses:
Accounting	$30,600	$16,320	$82,660
Bank Charges	120	223	343
Consulting	5,900	108,250	114,150
Exploration Expense	-0-	-0-	24,266
Legal	40,063	33,485	149,686
Office Administration	30,000	28,100	84,600
Office Expenses	250	912	3,931
Regulatory Expenses/Fees	2,651	9,491	22,065
Rent	3,000	3,000	19,950
Telephone	2,117	-0-	3,461
Travel & Entertainment	240	779	4,020

Total Operating Expenses	$114,941	$200,560	$509,132

See Notes to Financial Statements.

17

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended April 30, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Insufficient Written Policies & Procedures: We have insufficient written policies and procedures for accounting and financial reporting.

Inadequate Financial Statement Closing Process: We have an inadequate financial statement closing process.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee and outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and the Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended April 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, do not expect that the our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.	OTHER INFORMATION.

Change in Control

On August 8, 2008, Gordon F. Burley entered into a share transfer agreement (the “Share Transfer Agreement”) with Howard Thomson, our sole executive officer and director. Under the terms of the Share Transfer Agreement, Mr. Burley sold 15,800,000 shares of our common stock to Mr. Thomson in consideration of the payment of $15,800 (the “Share Transfer”).

As a result of the closing of the Share Transfer, Mr. Thomson now owns approximately 43.0% of our common stock. As a result, there has been a change in control of the Company.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

Name	Age	Positions
Howard Thomson	62	President, Secretary, Treasurer, CEO, CFO, and Sole Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Howard Thomson is our President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and the sole member of our Board of Directors. Mr. Thomson was appointed a director on January 16, 2006 and has served as our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer since January 16, 2006. Mr. Thomson was employed from 1981 to 1998 in senior management positions with the Bank of Montreal, including five years as Branch Manager, four years as Regional Marketing Manager and five years as Senior Private Banker. Mr. Thomson retired from the Bank of Montreal in 1998. From February 1999 to August 2006, Mr. Thomson served as a director and officer of Royalite Petroleum Company Inc. (formerly Worldbid Corporation), a public company quoted on the OTC Bulletin Board, engaged in the acquisition and exploration of oil and gas properties. Since February 16, 2008, Mr. Thomson has served as the sole executive officer and sole director of Greenlite Ventures Inc., a public company quoted on the OTC Bulletin Board, engaged in the exploration of mineral properties.

Mr. Thomson provides his services on a part-time basis as required for our business. Mr. Thomson presently commits approximately 6 to 8 hours a week of his business time to our business. On March 21, 2006, we entered into a management agreement with Howard Thomson. See “Employment Contracts” below.

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

We do not pay to our directors any compensation for each director serving as a director on our board of directors. We anticipate that compensation may be paid to officers in the event that we determine to proceed with additional exploration programs beyond the fourth phase of our exploration program.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, no other reports were required for those persons, and we believe that during the year ended April 30, 2008, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during the fiscal years ended April 30, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End April 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Howard Thomson President, Secretary, Treasurer, CEO & CFO(1)	2008 2007	$30,000 $28,100	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$30,000 $28,100
Ian Brodie Former Executive VP(2)	2008 2007	$0 $54,125	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $54,125
Frank Anderson Former VP - Finance(3)	2008 2007	$0 $54,125	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $54,125

Notes:
(1)	Effective March 21, 2006, Mr. Thomson entered into a consulting agreement with Terrace for an annual salary of $2,500 per month. See “Employment Contracts”, below.
(2)

On October 5, 2006, we entered into a management consulting agreement with Ian Brodie. Pursuant to the terms of the agreement, Mr. Brodie was paid consulting fees of $10,000 per month, in consideration of which Mr. Brodie agreed to act as our Executive Vice President. We ceased making payments to Mr. Brodie under the consulting agreement in March, 2007 and Mr. Brodie resigned as Executive Vice President on June 4, 2007.

(3)

On October 5, 2006, we entered into a management consulting agreement with Frank Anderson. Pursuant to the terms of the agreement, Mr. Anderson was paid consulting fees of $10,000 per month, in consideration of which Mr. Anderson agreed to act as our Vice President of Finance. We ceased making payments to Mr. Anderson under the consulting agreement in March, 2007 and Mr. Anderson resigned as Vice President of Finance on June 4, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at April 30, 2008, we had no outstanding equity awards.

EMPLOYMENT CONTRACTS

Other than as described below, we are not party to any employment contracts.

On March 21, 2006, we entered into a management consulting agreement with Mr. Thomson, pursuant to which he agreed to act as our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer and provide certain management consulting services in consideration of which we agreed to pay a fee of $2,500 per month and make a payment of $2,500 for prior services provided in the month of February, 2006. Pursuant to the terms of the agreement, Mr. Thomson may also be granted incentive stock options from time to time as the board of Terrace may determine in their discretion. The agreement may be terminated by Terrace at any time on three months notice to Mr. Thomson and Mr. Thomson may terminate on 30 days notice. The management consulting agreement with Mr. Thomson expired effective March 21, 2008. Although this agreement has expired, we have agreed to continue to pay Mr. Thomson $2,500 for his management services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Nil	N/A	N/A
Equity Compensation Plans Not Approved By Security Holders	Nil	N/A	5,534,992

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 5, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Howard Thomson CEO, CFO, President, Secretary, Treasurer & Director	16,000,000 Shares (direct)	43.5%
Common Stock	All Officers and Directors as a Group (1 person)	16,000,000 Shares	43.5%
5% SHAREHOLDERS
Common Stock	Howard Thomson CEO, CFO, President, Secretary, Treasurer & Director Brookside, Ballymabin Dunmore East, County Waterford Ireland	16,000,000 Shares (direct)	43.5%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 5, 2008. As of August 5, 2008, there were 36,753,200 shares of our common stock issued and outstanding.

CHANGES IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

None of the following parties has, during our last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which the Company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets for the last three completed fiscal years:

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

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Howard Thomson, is also our sole executive officer. As a result, we do not have any independent directors.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended April 30, 2008 and 2007, we retained our independent auditor, Sarna & Company, Certified Public Accountants, to provide services in the following categories and amounts:

	Year Ended April 30, 2008	Year Ended April 30, 2007

Audit Fees	$12,920	$16,320
Audit-Related Fees	$NIL	-
Tax Fees	$NIL	-
All Other Fees	$NIL	-
Total	$12,920	$16,320

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)
3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)
3.3	Bylaws.(1)
10.1	Mineral Claim Purchase Agreement dated August 15, 2001 between the Company and Don Archibald.(1)
10.2	2006 Stock Incentive Plan.(4)
10.3	Stock Option Agreement between the Company and Howard Thomson dated March 31, 2006.(4)

Exhibit
Number	Description of Exhibit
10.4	Management Consulting Agreement dated March 21, 2006 between the Company and Howard Thomson.(4)
10.5	Management Consulting Agreement with Ian Brodie.(5)
10.6	Management Consulting Agreement with Frank Anderson.(5)
10.7	Letter of Intent dated February 28, 2007 between the Company and Dorn Beattie.(6)
10.8	Loan Agreement dated May 18, 2007 between the Company and Solara Technologies Inc.(7)
10.9	Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(8)
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 11, 2006.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 7, 2007.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 24, 2007.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 15, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRACE VENTURES INC.

Date:	August 13, 2008	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer ,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 13, 2008	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer and
Director