Form 10-Q
period 2008-07-31
TERRACE VENTURES INC
filed 2008-09-19
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

(360) 220-5218
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 16, 2008, the Registrant had 36,753,200 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Terrace,” and the “Company” mean Terrace Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	(Unaudited)	(Audited)
	JULY 31,	APRIL 30,
	2008	2008

ASSETS

Current Assets:
Cash	$20,729	$100
Receivable – Trust	5,751	13,775
Notes Receivable	218,925	214,892

Total Current Assets	245,405	228,767

Other Asset – Investment	-0-	-0-

TOTAL ASSETS	$245,405	$228,767

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$48,519	$48,393
Due to Shareholder	86,100	95,100
Common Stock Payable	57,000	-0-

Total Current Liabilities	191,619	143,493

Stockholders' Equity:
Common Stock, $0.001 par value
400,000,000 shares authorized,
36,753,200 shares issued	36,753	36,753
Additional Paid in Capital	1,572,142	1,572,142
Deficit Accumulated During
the Exploration Stage	(1,555,109)	(1,523,621)

Total Stockholders' Equity (Deficit)	53,786	85,274

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$245,405	$228,767

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		INCEPTION to
	JULY 31, 2008	JULY 31, 2007	JULY 31, 2008
Revenues	$-0-	$-0-	$-0-
Operating Expenses	(35,521)	(47,310)	(544,653)
Loss Before Other Income
And Expenses	(35,521)	(47,310)	(544,653)
Other Income
Interest Income	4,033	2,882	18,524
Other Expense
Unrealized Loss
on Investment	-0-	-0-	(1,028,980)
Loss Before Provision for
Income Taxes	(31,488)	(44,428)	(1,555,109)
Provision for Income Taxes	-0-	-0-	-0-
Net Loss	(31,488)	(44,428)	(1,555,109)
Accumulated Deficit,
Beginning of Period	(1,523,621)	(1,423,171)	-0-
Accumulated Deficit,
End of Period	$(1,555,109)	$(1,467,599)	$(1,555,109)

Net Loss per Share	$(0.00)	$(0.00)	$(0.05)
Weighted Average
Shares Outstanding	36,753,200	35,468,200	28,514,302

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

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) – CONTINUED
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances
April 30, 2007	34,183,200	$34,183	$1,317,387	$(1,423,171)	$(71,601)

Common Stock Issued
$0.10 per share
July 12, 2007	2,570,000	2,570	254,755	----	257,325

Net Loss, Period Ended
April 30, 2008	----	----	----	(100,450)	(100,450)

Balances
April 30, 2008	36,753,200	$36,753	$1,572,142	$(1,523,621)	$85,274

Net Loss, Period Ended
July 31, 2008	----	----	----	(31,488)	(31,488)

Balances
July 31, 2008	36,753,200	$36,753	$1,572,142	$(1,555,109)	$53,786

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED		INCEPTION to
	JULY 31, 2008	JULY 31, 2007	JULY 31, 2008
Cash Flows from
Operating Activities:

Net Loss	$(31,488)	$(44,428)	$(1,555,109)
Adjustments to Reconcile Net Loss
To Net Cash Provided/(Used) by
Operating Activities:
Unrealized Loss on Investment	-0-	-0-	1,028,980
(Increase)/Decrease in:
Trust Account Receivable	8,024	1,046	(5,751)
Notes Receivable	(4,033)	(182,882)	(218,925)
Increase/(Decrease) in:
Accounts Payable	126	(2,687)	48,519

Net Cash Used by
Operating Activities	(27,371)	(228,951)	(702,286)

Cash Flows from
Investing Activities:

Investment in Stock	-0-	-0-	(1,028,980)

Net Cash Used by
Investing Activities	-0-	-0-	(1,028,980)

Cash Flows from
Financing Activities:

Loans from Shareholders	41,000	-0-	157,395
Payments on Loans	(50,000)	(11,295)	(71,295)
Proceeds from Issuance of
Common Stock	57,000	151,000	1,665,895

Net Cash Provided by
Financing Activities	48,000	139,705	1,751,995

Net Increase (Decrease) in Cash	20,629	(89,246)	20,729

Cash at Beginning of Period	100	92,275	-0-

Cash at End of Period	$20,729	$3,029	$20,729

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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended July 31, 2008 and July 31, 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

NOTE 5 – GOING CONCERN - CONTINUED

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,555,109 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 6 – MERGER AGREEMENT/STOCK ISSUANCES

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
(Unaudited)

NOTE 6 – MERGER AGREEMENT/STOCK ISSUANCES - CONTINUED

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

As of July 31, 2008, a total of $200,000 was loaned to Solara, and is reflected in the financial statements, along with accrued interest receivable in the amount of $18,925, as Notes Receivable.

On February 13, 2008, the Company's Board of Directors approved an offering to be completed pursuant to the provisions of Regulation S of the Securities Act of up to 10,000,000 units with each Unit consisting of one share of common stock of the Company and one share purchase warrant. Each warrant will be exercisable at a price of $0.03 per share for a period of two years from closing.

As of July 31, 2008, $57,000 was received as advances on the purchase of 2,850,000 Units under these private placements, and is reflected in the financial statements as Common Stock Payable.

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
(Unaudited)

NOTE 6 – MERGER AGREEMENT/STOCK ISSUANCES – CONTINUED

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

NOTE 7 – STOCK OPTIONS

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

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		INCEPTION to
	JULY 31,2008	JULY 31,2007	JULY 31, 2008

Operating Expenses:
Accounting	$12,000	$15,880	$94,660
Bank Charges	46	17	389
Consulting	-0-	5,900	114,150
Exploration Expense	-0-	-0-	24,266
Legal	14,285	15,696	163,971
Office Administration	7,500	7,500	92,100
Office Expenses	208	250	4,139
Regulatory Expenses/Fees	119	383	22,184
Rent	750	750	20,700
Telephone	-0-	934	3,461
Travel & Entertainment	613	-0-	4,633

Total Operating Expenses	$35,521	$47,310	$544,653

See Notes to Financial Statements.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II – Item 1A. Risk Factors" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, Quarterly Reports and Current Reports, that we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

OVERVIEW

We were incorporated on February 20, 2001 under the laws of the State of Nevada. Until recently, we owned a 100% undivided interest in a mineral claim that we referred to as the Peach Mineral Claim (the “Peach Claim”) located in the Nicola, Similkameen and Osoyoos Mining Divisions of the Province of British Columbia, Canada. On July 31, 2008, we decided to allow our interest in the Peach Claim to lapse in order to focus our resources on completing a business combination with Pyro Pharmaceuticals, Inc. (“Pyro”), the details of which are set out below. There is no assurance that the proposed business combination will be completed as planned or if at all.

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since our fiscal year ended April 30, 2008:

1.

On July 9, 2008, we entered into an interim agreement (the “Interim Agreement”) with Pyro, a privately held Delaware corporation engaged in the business of developing therapeutics against multi-drug resistant infectious microorganisms. See “Pyro Pharmaceuticals Interim Agreement,” below.

2.

On July 15, 2008, our Board of Directors approved a private placement offering of up to 12,500,000 units at a price of $0.10 US per unit (the “U.S. Private Placement”), with each unit consisting of one share of our common stock and one share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock exercisable for a period of 12 months at a price of $0.15 US per share. The U.S. Private Placement offering will be made in the United States to persons who are accredited investors as defined in Regulation D of the Securities Act of 1933 (the “Securities Act”).

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

3.

On August 8, 2008, Gordon F. Burley entered into a share transfer agreement (the “Share Transfer Agreement”) with Howard Thomson, our sole executive officer and director. Under the terms of the Share Transfer Agreement, Mr. Burley sold 15,800,000 shares of our common stock to Mr. Thomson in consideration of the payment of $15,800 (the “Share Transfer”). As a result of the Share Transfer, Mr. Thomson now owns approximately 43.0% of our common stock, resulting in a change in control of the Company.

PYRO PHARMACEUTICALS INTERIM AGREEMENT

On July 9, 2008, we entered into an interim agreement (the “Interim Agreement”) with Pyro, a privately held Delaware corporation engaged in the business of developing therapeutics against multi-drug resistant infectious microorganisms. Pyro currently holds two patents, under United States patent numbers 6,852,485 and 6,955,890, in connection with its business. Pyro has also filed ten patent applications with the United States Patent and Trademark Office. These patent applications are at various stages of review within the United States Patent and Trademark Office (the “USPTO”).

Under the terms of the Interim Agreement, we and Pyro have agreed to complete a business combination of the two companies such that following completion of the business combination the shareholders of Pyro, immediately prior to the business combination, will own 60% of our issued and outstanding shares of common stock and our shareholders, immediately prior to the business combination and after giving effect to a proposed $2.5 million private placement referred to above, will hold 40%. In addition, we agreed to pay the reasonable legal and accounting costs of Pyro in connection with the preparation and closing of a definitive agreement. Upon execution of the Interim Agreement, we advanced an initial $10,000 to Pyro for the above noted legal and accounting costs.

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

PLAN OF OPERATION

Our plan of operation is to complete the proposed business combination with Pyro by October 31, 2008. As a condition to completing the business combination with Pyro, we will be required to raise $2,500,000 in equity financing. There is no assurance that we will be able to complete the proposed business combination with Pyro as planned or if at all.

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

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended		Percentage
	July 31, 2008	July 31, 2007	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(35,521)	(47,310)	(24.9)%
Other Income - Interest	4,033	2,882	39.9%
Net Loss	$(31,488)	$(44,428)	(29.1)%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future. We are an exploration stage company and are presently seeking to complete the proposed business combination with Pyro.

Expenses

The major components of our expenses for the three months ended July 31, 2008 and 2007 are outlined in the table below:

	Three Months Ended		Percentage
	July 31, 2008	July 31, 2007	Increase / (Decrease)
Accounting	$12,000	$15,880	(24.4)%
Bank Charges	46	17	170.6%

Consulting	-	5,900	(100)%
Legal	14,285	15,696	(9.0)%
Office Administration	7,500	7,500	n/a
Office Expenses	208	250	(16.8)%
Regulatory Expenses/Fees	119	383	(68.9)%
Rent	750	750	n/a
Telephone	-	934	(100)%
Travel & Entertainment	613	-	n/a
Total Operating Expenses	$35,521	$47,310	(24.9)%

During the three months ended July 31, 2008, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. The decrease in our expenses for the three months ended July 31, 2008 as compared to the comparative period in 2007 is primarily due to the decreases in accounting, legal and consulting expenses.

Expenses incurred for accounting and legal are in connection with meeting our ongoing reporting obligations under the Exchange Act.

Office administration expenses consist of amounts incurred to our sole executive officer and director for his management consulting services.

Our consulting expenses decreased substantially as the consulting fees paid to two former officers terminated as a result of their resignation.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2008	At April 30, 2008	Increase / (Decrease)
Current Assets	$245,405	$228,767	7.3%
Current Liabilities	(191,619)	(143,493)	33.5%
Working Capital Surplus (Deficit)	$53,786	$85,274	(36.9)%

Cash Flows
	Three Months Ended
	July 31, 2008	July 31, 2007
Net Cash Used by Operating Activities	$(27,371)	$(228,951)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	48,000	139,705
Net Increase (Decrease) in Cash During Period	$20,629	$(89,246)

We had cash on hand of $20,729 and a working capital surplus of $53,786 as of July 31, 2008 compared to a working capital surplus of $85,274 as of April 30, 2008.

As of the date of hereof, we have received proceeds from the sale of 10,000,000 units under our $0.02 per unit private placement offering. To date, no securities have been issued under this private placement. We anticipate that this private placement will be completed in the near future.

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

Our board of directors has approved a private placement offering of up to 12,500,000 units at a price of $0.10 per unit to U.S. residents who are “accredited investors” as such term is defined in Regulation D of the Securities Act and a concurrent private placement of 12,500,000 units on the same terms to persons who are not “U.S. persons” as such term is defined under Regulation S of the Securities Act. The U.S. Private Placement and the Foreign Private Placement are described above in further detail under the heading “Recent Corporate Developments.”

The above does not constitute an offer to sell or a solicitation of an offer to buy any of the Company’s securities in the United States. The securities have not been registered under the United States Securities Act of 1933, as amended and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.             CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee and outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at July 31, 2008, we had cash in the amount of $20,729. In order to meet the closing conditions of the Interim Agreement with Pyro, we will be required to raise an additional $2,500,000. As such, our Board of Directors approved two concurrent private placement offerings for the sale of an aggregate of 25,000,000 for gross proceeds of $2,500,000. There is no assurance that the private placement offerings or any part of them will be completed. If we are unable to complete the private placement offerings, we will be unable to complete the proposed transactions with Pyro.

We have yet to attain profitable operations and because we will need additional financing to continue our business operations, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $1,555,109 for the period from February 20, 2001 (inception) to July 31, 2008 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during our fiscal quarter ended July 31, 2008.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRACE VENTURES INC.

Date:	September 19, 2008	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting
Officer)