Form 10-Q
period 2008-10-31
TERRACE VENTURES INC
filed 2008-12-22
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 18, 2008, the Registrant had 46,753,200 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Terrace,” and the “Company” mean Terrace Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS

	(Unaudited)	(Audited)
	October 31, 2008	April 30, 2008

Current Assets:
Cash	$1,326	$100
Trust Account Receivable	19,747	13,775
Notes Receivable	222,958	214,892
Receivable from Shareholders	9,900	-0-

Total Current Assets	253,931	228,767

Other Asset - Investment	-0-	-0-

TOTAL ASSETS	$253,931	$228,767

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$25,968	$48,393
Due to Shareholders	-0-	95,100

Total Current Liabilities	25,968	143,393

Stockholders' Deficit:
Common Stock, $0.001 par value
400,000,000 shares authorized,
46,753,200 and 36,753,200
shares issued	46,753	36,753
Additional Paid in Capital	1,762,142	1,572,142
Deficit Accumulated During
the Exploration Stage	(1,580,932)	(1,523,621)

Total Stockholders' Equity/(Deficit)	227,963	85,274

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)	$253,931	$228,767

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED		INCEPTION to
	OCTOBER 31,		OCTOBER 31,		OCTOBER 31,
	2008	2007	2008	2007	2008

Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Operating Expenses	(29,856)	(29,957)	(65,377)	(77,267)	(574,509)

Loss Before Other
Income and Expenses	(29,856)	(29,957)	(65,377)	(77,267)	(574,509)

Other Income:
Interest Income	4,033	4,032	8,066	6,914	22,557

Other Expense:
Unrealized Loss
On Investment	-0-	-0-	-0-	-0-	(1,028,980)

Loss Before Provision
for Income Taxes	(25,823)	(25,925)	(57,311)	(70,353)	(1,580,932)

Provision for
Income Taxes	-0-	-0-	-0-	-0-	-0-

Net Loss	(25,823)	(25,925)	(57,311)	(70,353)	(1,580,932)

Accumulated Deficit,
Beginning of Period	(1,555,109)	(1,467,599)	(1,523,621)	(1,423,171)	-0-

Accumulated Deficit,
End of Period	$(1,580,932)	$(1,493,524)	$(1,580,932)	$(1,493,524)	$(1,580,932)

Net Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.05)

Weighted Average
Shares Outstanding	41,753,200	36,753,200	39,253,200	36,110,700	28,930,610

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

							Deficit
							Accumulated		Total
	Common Stock				Additional		During the		Stockholders'
			Dollar		Paid in		Exploration		Equity
	Shares		Amount		Capital		Stage		(Deficit)
Inception
February 20, 2001	----	$	----	$	----	$	----	$	-----

Common Stock Issued
$0.001 per share
April 9, 2001	4,000,000		4,000		----		----		4,000

Net Loss,
April 30, 2001	----		----		----		(1,410)		(1,410)

Balances
April 30, 2001	4,000,000		4,000		----		(1,410)		2,590

Common Stock Issued
$0.01 per share
August 15, 2001	2,500,000		2,500		22,500		----		25,000

Net Loss,
April 30, 2002	----		----		----		(19,196)		(19,196)

Balances
April 30, 2002	6,500,000		6,500		22,500		(20,606)		8,394

Common Stock Issued
$0.10 per share
September 30, 2002	142,500		143		14,107		----		14,250

Net Loss,
April 30, 2003	----		----		----		(17,632)		(17,632)

Balances
April 30, 2003	6,642,500		6,643		36,607		(38,238)		5,012

Common Stock Issued
$0.10 per share
November 6, 2003	400,000		400		39,600		----		40,000

Net Loss,
April 30, 2004	----		----		----		(58,708)		(58,708)

Balances
April 30, 2004	7,042,500		7,043		76,207		(96,946)		(13,696)

Net Loss,
April 30, 2005	----		----		----		(37,532)		(37,532)

Balances
April 30, 2005	7,042,500		7,043		76,207		(134,478)		(51,228)

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) – CONTINUED
(Unaudited)

				Deficit
				Accumulated	Total
	Common Stock		Additional	During the	Stockholders'
		Dollar	Paid in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balances, April 30, 2005	7,042,500	704	82,546	(134,478)	(51,228)

Common Stock Issued
$1.00 per share
November 23,2005	500,000	50	499,950	----	500,000

4-for-1 Stock Split,
December 19, 2005	22,627,500	29,416	(29,416)	----	----

Common Stock Issued
$0.25 per share
February 3, 2006	400,000	400	99,600	----	100,000
Common Stock Issued
$0.25 per share
March 13, 2006	380,000	380	94,620	----	95,000

Common Stock Issued
$0.25 per share
March 31, 2006	999,920	1,000	248,980	----	249,980

Net Loss, Period Ended
April 30, 2006	----	----	----	(987,633)	(987,633)

Balances
April 30, 2006	31,949,920	31,950	996,280	(1,122,111)	(93,881)

Common Stock Issued
$0.25 per share
May 24, 2006	220,080	220	54,800	----	55,020

Common Stock Issued
$0.30 per share
June 5, 2006	335,000	335	100,165	----	100,500

Common Stock Issued
$0.10 per share
January 23, 2007	1,678,200	1,678	166,142	----	167,820

Net Loss, Period Ended
April 30, 2007	----	----	----	(301,060)	(301,060)

Balances
April 30, 2007	34,183,200	34,183	1,317,387	(1,423,171)	(71,601)

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated	Total
	Common Stock		Additional	During the	Stockholders'
		Dollar	Paid in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balances
April 30, 2007	34,183,200	$34,183	$1,317,387	$(1,423,171)	$(71,601)

Common Stock Issued
$0.10 per share
July 12, 2007	2,570,000	2,570	254,755	----	257,325

Net Loss, Period Ended
April 30, 2008	----	----	----	(100,450)	(100,450)

Balances
April 30, 2008	36,753,200	$36,753	$1,572,142	$(1,523,621)	$85,274

Common Stock Issued
$0.10 per share
October 10, 2008	10,000,000	10,000	190,000	----	200,000

Net Loss, Period Ended
October 31, 2008	----	----	----	(57,311)	(57,311)

Balances
October 31, 2008	44,753,200	$46,753	$1,762,142	$(1,580,932)	$227,963

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED		INCEPTION to
	OCTOBER 31,		OCTOBER 31,
	2008	2007	2008

Cash Flows from
Operating Activities:

Net Loss	$(57,311)	$(70,353)	$(1,580,932)

Adjustments to Reconcile Net
Income to Net Cash Provided/(Used)
by Operating Activities:
Unrealized Loss on Investment	-0-	-0-	1,028,980
(Increase)/Decrease in:
Trust Account Receivable	(5,972)	2,288	(19,747)
Notes Receivable	(8,066)	(186,914)	(222,958)
Prepaid Expenses	-0-	-0-	-0-
Increase(Decrease) in:
Accounts Payable	(22,425)	23,198	25,968

Net Cash Provided/(Used)
by Operating Activities	(93,774)	(231,781)	(768,689)

Cash Flows from
Investing Activities:

Stock Investment	-0-	-0-	(1,028,980)

Net Cash Used
by Investing Activities	-0-	-0-	(1,028,980)

Cash Flows from
Financing Activities:

Loans from Shareholders	41,000	-0-	157,395
Payments on Loans	(146,000)	(11,295)	(167,295)
Proceeds Related to
Issuance of Common Stock	200,000	151,000	1,808,895

Net Cash Provided by
Financing Activities	95,000	139,705	1,798,995

Net Increase (Decrease) in Cash	$1,226	$(92,076)	$1,326

Cash at Beginning of Period	100	92,275	-0-

Cash at End of Period	$1,326	$199	$1,326

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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended October 31, 2008 and October 31, 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

NOTE 5 – GOING CONCERN - CONTINUED

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,580,932 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

As of October 31, 2008, a total of $200,000 was loaned to Solara, and is reflected in the financial statements, along with accrued interest receivable in the amount of $22,958, as Notes Receivable.

On February 13, 2008, the Company’s Board of Directors approved an offering to be completed pursuant to the provisions of Regulation S of the Securities Act of up to 10,000,000 Units, with each Unit consisting of one share of common stock of the Company and one share purchase warrant. Each warrant will be exercisable at a price of $0.03 per share for a period up to two years from closing. On September 22, 2008, the Company completed this private placement of 10,000,000 Units, for total proceeds of $200,000.

On July 9, 2008, the Company entered into an interim agreement with Pyro Pharmaceuticals, Inc. (“Pyro”), a privately held Delaware corporation engaged in the business of developing therapeutics against multi-drug resistant infectious microorganisms.

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
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

NOTE 6 – MERGER AGREEMENT/STOCK ISSUANCES – CONTINUED

The closing of the business combination is subject to a number of conditions, including, among other conditions: (i) the Company completing a private placement of 25,000,000 units for total proceeds of $2,500,000; (ii) delivery of all financial statements of Pyro required under applicable securities rules; (iii) each party satisfactorily completing its due diligence review of Pyro; and (iv) the approval of the shareholders of Pyro. Under the terms of the Interim Agreement, the parties are required to enter into a formal agreement no later than December 31, 2008.

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

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,		INCEPTION to
	2008	2007	2008	2007	OCTOBER 31, 2008

Operating Expenses:
Accounting & Audit	$3,960	$6,920	$15,960	$22,800	$98,620
Bank Charges	10	30	56	47	399
Consulting	-0-	-0-	-0-	5,900	114,150
Exploration and Development	-0-	-0-	-0-	-0-	24,266
Legal	15,095	13,040	29,380	28,736	179,066
Office Administration	7,500	7,500	15,000	15,000	99,600
Office Expenses	39	-0-	247	250	4,178
Regulatory Expenses/Fees	1,834	836	1,953	1,219	24,018
Rent	750	750	1,500	1,500	21,450
Telephone	593	881	593	1,815	4,054
Travel & Entertainment	75	-0-	688	-0-	4,708

Total Operating Expenses	$29,856	$29,957	$65,377	$77,267	$574,509

See Notes to Financial Statements

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

OVERVIEW

We were incorporated on February 20, 2001 under the laws of the State of Nevada. We previously owned a 100% undivided interest in a mineral claim that we referred to as the Peach Mineral Claim (the “Peach Claim”) located in the Nicola, Similkameen and Osoyoos Mining Divisions of the Province of British Columbia, Canada. On July 31, 2008, we decided to allow our interest in the Peach Claim to lapse in order to focus our resources on completing a business combination with Pyro Pharmaceuticals, Inc. (“Pyro”), the details of which are set out under the heading “Pyro Pharmaceuticals Interim Agreement.” Our ability to complete the business combination with Pyro is contingent upon our raising $2,500,000 in equity financing. However, due to current economic conditions, it is unlikely that we will be able to raise such financing by December 31, 2008. As a result, it is unlikely that we will be able to complete the business combination with Pyro.

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since our first fiscal quarter ended July 31, 2008:

1.

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

2.

On September 22, 2008, we completed a private placement of 10,000,000 units at a price of $0.02 per unit for total proceeds of $200,000. Each unit is comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional share of our common stock at a price of $0.03 per share for a period ending September 21, 2010. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”). We did not engage in a distribution of this offering in the United States. The investors represented that they were not US persons as defined in Regulation S, and have provided representations indicating that they were acquiring our securities for investment purposes only and not with a view towards distribution.

3.

On September 26, 2008, we and Pyro, agreed to amend the terms of the interim agreement dated July 9, 2008 (the “Interim Agreement”) between the Company and Pyro. Under the terms of the amendment agreement dated September 26, 2008 between us and Pyro, the Interim Agreement was amended as follows:

	(a)	The closing date was extended from October 31, 2008 to December 31, 2008; and

(b)

In consideration of the extension, Pyro is entitled to enter into negotiations or seek alternative sources of funding. If Pyro wishes to pursue an alternative source of funding, Pyro may give us ten business days notice to close the purchase of Pyro. Pyro will be entitled to accept the alternative source of funding in the event that we are unable to close the purchase of Pyro within the 10-day notice period.

PYRO PHARMACEUTICALS INTERIM AGREEMENT

On July 9, 2008, we entered into an interim agreement, as amended on September 26, 2008, (the “Interim Agreement”) with Pyro, a privately held Delaware corporation engaged in the business of developing therapeutics against multi-drug resistant infectious microorganisms. Pyro currently holds two patents, under United States patent numbers 6,852,485 and 6,955,890, in connection with its business. Pyro has also filed ten patent applications with the United States Patent and Trademark Office. These patent applications are at various stages of review within the United States Patent and Trademark Office (the “USPTO”).

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

The closing of the business combination is subject to a number of conditions, including, among other conditions: (i) our completing a private placement of 25,000,000 units for total proceeds of $2,500,000; (ii) delivery of all financial statements of Pyro required under applicable securities rules; (iii) each party satisfactorily completing its due diligence review; and (iv) the approval of the shareholders of Pyro. Under the terms of the Interim Agreement, the parties are required to enter into a formal agreement no later than December 31, 2008. Our ability to complete the business combination with Pyro is contingent upon our raising $2,500,000 in equity financing. However, due to current economic conditions, it is unlikely that we will be able to raise such financing by December 31, 2008. As a result, it is unlikely that we will be able to complete the business combination with Pyro.

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

PLAN OF OPERATION

Our plan of operation is to complete the proposed business combination. Under the terms of the Interim Agreement, we will be required to enter into a formal agreement with Pyro by December 31, 2008. The closing of the business combination with Pyro is subject to the condition that we raise $2,500,000 in equity financing. However, due to current economic conditions, it is unlikely that we will be able to raise such financing by December 31, 2008. As a result, it is unlikely that we will be able to complete the business combination with Pyro.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(29,856)	(29,957)	(0.3)%	(65,377)	(77,267)	(15.4)%
Other	4,033	4,032	0.0%	8,066	6,914	16.7%
Income
Net Loss	$(25,823)	$(25,925)	(0.4)%	$(57,311)	$(70,353)	(18.5)%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future. We are an exploration stage company and are presently seeking to complete the proposed business combination with Pyro.

Expenses

The major components of our expenses for the three and six months ended October 31, 2008 and 2007 are outlined in the table below:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Accounting	$3,960	$6,920	(42.8)%	$15,960	$22,800	(30.0)%
Bank Charges	10	30	(66.7)%	56	47	19.1%
Consulting	-	-	n/a	-	5,900	(100)%
Legal	15,095	13,040	15.8%	29,380	28,736	(2.2)%
Office	7,500	7,500	0.0%	15,000	15,000	0.0%
Administration
Office Expenses	39	-	n/a	247	250	(1.2)%
Regulatory	1,834	836	119.4%	1,953	1,219	60.2%
Expenses/Fees
Rent	750	750	0.0%	1,500	1,500	0.0%
Telephone	593	881	(32.7)%	593	1,815	(67.3)%
Travel &	75	-	n/a	688	-	n/a
Entertainment
Total Operating Expenses	$29,856	$29,957	(0.3)%	$65,377	$77,267	(15.4)%
.

During the three months ended October 31, 2008, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses.

Expenses incurred for accounting and legal are in connection with meeting our ongoing reporting obligations under the Exchange Act.

Office administration expenses consist of amounts incurred to our sole executive officer and director for his management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2008	At April 30, 2008	Increase / (Decrease)
Current Assets	$253,931	$228,767	11.0%
Current Liabilities	(25,968)	(143,493)	(81.9)%
Working Capital Surplus (Deficit)	$227,963	$85,274	167.3%

Cash Flows
	Six Months Ended
	October 31, 2008	October 31, 2007
Net Cash Used by Operating Activities	$(93,774)	$(231,781)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	95,000	139,705
Net Increase (Decrease) in Cash During Period	$1,226	$(92,076)

We had cash on hand of $1,326 and a working capital surplus of $227,963 as of October 31, 2008 compared to a working capital surplus of $85,274 as of April 30, 2008. During the period ended October 31, 2008, we completed the sale of 10,000,000 units at a price of $0.02 per unit for gross proceeds of $200,000.

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

In order to meet the closing conditions of the Interim Agreement with Pyro, we will be required to raise an additional $2,500,000. As such, on July 15, 2008, our Board of Directors approved a private placement offering of up to 12,500,000 units at a price of $0.10 US per unit (the “U.S. Private Placement”), with each unit consisting of one share of our common stock and one share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock exercisable for a period of 12 months at a price of $0.15 US per share. The U.S. Private Placement offering will be made in the United States to persons who are accredited investors as defined in Regulation D of the Securities Act. Also on July 15, 2008, our Board of Directors also approved a concurrent private placement offering of up to 12,500,000 units to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act (the “Foreign Private Placement”). The units will be identical to those to be offered under the U.S. Private Placement as described above. There is no assurance that the U.S. Private Placement or the Foreign Private Placement offerings or any part of them will be completed

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.         CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at October 31, 2008, we had cash in the amount of $1,326. In order to meet the closing conditions of the Interim Agreement with Pyro, we will be required to raise an additional $2,500,000. As such, our Board of Directors approved two concurrent private placement offerings for the sale of an aggregate of 25,000,000 for gross proceeds of $2,500,000. However, due to current economic conditions, it is unlikely that we will be able to raise such financing by December 31, 2008. As a result, it is unlikely that we will be able to complete the business combination with Pyro.

We have yet to attain profitable operations and because we will need additional financing to continue our business operations, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $1,580,932 for the period from February 20, 2001 (inception) to October 31, 2008 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 22, 2008, we completed a private placement of 10,000,000 units at a price of $0.02 per unit for total proceeds of $200,000. Each unit is comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional share of our common stock at a price of $0.03 per share for a period ending September 21, 2010. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act. We did not engage in a distribution of this offering in the United States. The investors represented that they were not US persons as defined in Regulation S, and have provided representations indicating that they were acquiring our securities for investment purposes only and not with a view towards distribution.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during our fiscal quarter ended October 31, 2008.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)

3.3	Bylaws.(1)

10.1	Mineral Claim Purchase Agreement dated August 15, 2001 between the Company and Don Archibald.(1)

10.2	2006 Stock Incentive Plan.(4)

10.3	Stock Option Agreement between the Company and Howard Thomson dated March 31, 2006.(4)

10.4	Management Consulting Agreement dated March 21, 2006 between the Company and Howard Thomson.(4)

10.5	Management Consulting Agreement with Ian Brodie.(5)

10.6	Management Consulting Agreement with Frank Anderson.(5)

10.7	Letter of Intent dated February 28, 2007 between the Company and Dorn Beattie.(6)

10.8	Loan Agreement dated May 18, 2007 between the Company and Solara Technologies Inc.(7)

10.9	Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(8)

10.10	Amendment Agreement dated September 26, 2008 to the Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(9)

14.1	Code of Ethics.(3)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 11, 2006.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 7, 2007.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 24, 2007.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 15, 2008.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 2, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRACE VENTURES INC.

Date:	December 19, 2008	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting
Officer)