Form 10-Q
period 2009-01-31
TERRACE VENTURES INC
filed 2009-03-13
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 9, 2009, the Registrant had 46,753,200 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Terrace,” and the “Company” mean Terrace Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

2

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Terrace Ventures Inc.

We have reviewed the accompanying balance sheet of Terrace Ventures Inc. as of January 31, 2009, and the statements of operations and accumulated deficit, changes in stockholders’ equity (deficit), and statements of cash flows for the nine month periods ended January 31, 2009 and January 31, 2008, and for the period February 20, 2001 (date of inception) to January 31, 2009. These interim financial statements are the responsibility of the management of Terrace Ventures Inc.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Terrace Ventures Inc. as of April 30, 2008, and the related statements of operations and accumulated deficit, changes in stockholders’ equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated July 18, 2008, we expressed an unqualified opinion on those financial statements which included an explanatory paragraph describing Terrace Ventures Inc.’s ability to continue as a going concern as described in Note 5 to the financial statements. In our opinion, the information set forth in the accompanying balance sheet as of April 30, 2008 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Sarna & Company

Sarna & Company, Certified Public Accountants
Westlake Village, California
March 5, 2009

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	(Unaudited)	(Audited)
	January 31, 2009	April 30, 2008

ASSETS

Current Assets:
Cash	$522	$100
Trust Account Receivable	-0-	13,775
Notes Receivable	-0-	214,892
Loan Receivable	4,500	-0-

Total Current Assets	5,022	228,767

Other Asset - Investment	-0-	-0-

TOTAL ASSETS	$5,022	$228,767

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$24,330	$48,393
Stock Subscriptions Received	5,000	-0-
Due to Shareholders	-0-	95,100

Total Current Liabilities	29,330	143,393

Stockholders' Deficit:
Common Stock, $0.001 par value
400,000,000 shares authorized,
46,753,200 and 36,753,200
shares issued	46,753	36,753
Additional Paid in Capital	1,762,142	1,572,142
Deficit Accumulated During
the Exploration Stage	(1,833,203)	(1,523,621)

Total Stockholders' Equity/(Deficit)	(24,308)	85,274

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)	$5,022	$228,767

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,		INCEPTION to
	2009	2008	2009	2008	JANUARY 31, 2009

Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Operating Expenses	(244,205)	(17,730)	(309,582)	(94,997)	(818,714)

Loss Before Other
Income and Expenses	(244,205)	(17,730)	(309,582)	(94,997)	(818,714)

Other Income:
Interest Income	-0-	4,033	-0-	10,947	14,491

Other Expense:
Unrealized Loss
On Investment	-0-	-0-	-0-	-0-	(1,028,980)

Loss Before Provision
for Income Taxes	(244,205)	(13,697)	(309,582)	(84,050)	(1,833,203)

Provision for
Income Taxes	-0-	-0-	-0-	-0-	-0-

Net Loss	(244,205)	(13,697)	(309,582)	(84,050)	(1,833,203)

Accumulated Deficit,
Beginning of Period	(1,588,998)	(1,493,524)	(1,523,621)	(1,423,171)	-0-

Accumulated Deficit,
End of Period	$(1,833,203)	$(1,507,221)	$(1,833,203)	$(1,507,221)	$(1,833,203)

Net Loss per Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)	$(0.06)

Weighted Average
Shares Outstanding	46,753,200	36,753,200	41,753,200	36,324,867	29,487,566

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

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances
April 30, 2007	34,183,200	$34,183	$1,317,387	$(1,423,171)	$(71,601)

Common Stock Issued
$0.10 per share
July 12, 2007	2,570,000	2,570	254,755	----	257,325

Net Loss, Period Ended
April 30, 2008	----	----	----	(100,450)	(100,450)

Balances
April 30, 2008	36,753,200	$36,753	$1,572,142	$(1,523,621)	$85,274

Common Stock Issued
$0.10 per share
October 10, 2008	10,000,000	10,000	190,000	----	200,000

Net Loss, Period Ended
January 31, 2009	----	----	----	(72,691)	(72,691)

Balances
January 31, 2009	46,753,200	$46,753	$1,762,142	$(1,596,312)	$212,583

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	JANUARY 31,		INCEPTION to
	2009	2008	JANUARY 31, 2009

Cash Flows from
Operating Activities:

Net Loss	$(309,582)	$(84,050)	$(1,833,203)

Adjustments to Reconcile Net
Income to Net Cash Provided/(Used)
by Operating Activities:
Unrealized Loss on Investment	-0-	-0-	1,028,980
(Increase)/Decrease in:
Trust Account Receivable	13,775	(2,450)	-0-
Notes Receivable	214,892	(190,947)	-0-
Increase(Decrease) in:
Accounts Payable	(24,063)	30,497	24,330

Net Cash Provided/(Used)
by Operating Activities	(104,978)	(246,950)	(779,893)

Cash Flows from
Investing Activities:

Stock Investment	-0-	-0-	(1,028,980)

Net Cash Used
by Investing Activities	-0-	-0-	(1,028,980)

Cash Flows from
Financing Activities:

Loans from Shareholders	41,000	15,000	157,395
Payments on Loans	(140,600)	(11,295)	(161,895)
Proceeds Related to
Issuance of Common Stock	205,000	151,000	1,813,895

Net Cash Provided by
Financing Activities	105,400	154,705	1,809,395

Net Increase (Decrease) in Cash	$422	$(92,245)	$522

Cash at Beginning of Period	100	92,275	-0-

Cash at End of Period	$522	$30	$522

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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended January 31, 2009 and January 31, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

NOTE 5 – GOING CONCERN - CONTINUED

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,833,203 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Under the terms of the Interim Agreement, the Company and Pyro agreed to complete a business combination of the two companies such that following completion of the business combination the shareholders of Pyro, immediately prior to the business combination, would own 60% of the issued and outstanding shares of the Company and the shareholders of Company, immediately prior to the business combination and after giving effect to a proposed $2.5 million private placement referred to below, would hold 40% of the Company. In addition, the Company agreed to pay the reasonable legal and accounting costs of Pyro in connection with the preparation and closing of a definitive agreement. Upon execution of the Interim Agreement, the Company advanced an initial $10,000 to Pyro for the above noted legal and accounting costs.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

NOTE 6 – MERGER AGREEMENT/STOCK ISSUANCES – CONTINUED

The closing of the business combination was subject to a number of conditions, including, among other conditions: (i) the Company completing a private placement of 25,000,000 units for total proceeds of $2,500,000; (ii) delivery of all financial statements of Pyro required under applicable securities rules; (iii) each party satisfactorily completing its due diligence review of Pyro; and (iv) the approval of the shareholders of Pyro. Under the terms of the Interim Agreement, the parties were required to enter into a formal agreement no later than December 31, 2008.

On July 15, 2008, the Company’s Board of Directors approved a private placement offering of up to 12,500,000 units at a price of $0.10 per Unit, with each Unit consisting of one share of the Company’s common stock and one share purchase warrant. Each whole warrant entitled the holder to purchase an additional share of common stock exercisable for a period of 12 months at a price of $0.15 per share. The offering was to be made in the United States to persons who are accredited investors as defined in Regulation D of the Securities Act of 1933.

The Company’s Board of Directors also approved a concurrent private placement offering of up to 12,500,000 Units to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933. The Units would be identical to those to be offered under the U.S. Private Placement as described above.

The proceeds of the U.S. Private Placement and the Foreign Private Placement offerings were to be used to meet the closing conditions of the proposed business combination between the Company and Pyro. The Company was unable to raise the required financing as of December 31, 2008 and as a result, was unable to complete the business combination with Pyro. In addition, the Company’s Board of Directors rescinded these proposed private placement offerings.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

NOTE 6 – MERGER AGREEMENT/STOCK ISSUANCES – CONTINUED

On January 22, 2009, the Company’s Board of Directors approved a private placement offering of up to 7,500,000 Units at a price of $0.02 per Unit, with each Unit consisting of one share of the Company’s common stock and one share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.03 per share. The offering is to be made to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933.

As of January 31, 2009, a total of $5,000 was received as an advance on the purchase of 250,000 Units under this private placement, and is reflected in the financial statements as Stock Subscriptions Received.

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

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,		INCEPTION to
	2009	2008	2009	2008	JANUARY 31, 2009

Operating Expenses:
Accounting & Audit	$4,080	$3,840	$20,040	$26,640	$102,700
Bad Debts	214,892	-0-	214,892	-0-	214,892
Bank Charges	20	43	76	90	419
Consulting	-0-	-0-	-0-	5,900	114,150
Exploration and Development	-0-	-0-	-0-	-0-	24,266
Legal	15,607	4,308	44,987	33,044	194,673
Office Administration	7,500	7,500	22,500	22,500	107,100
Office Expenses	43	-0-	290	250	4,221
Regulatory Expenses/Fees	661	747	2,614	1,966	24,679
Rent	750	750	2,250	2,250	22,200
Telephone	652	302	1,245	2,117	4,706
Travel & Entertainment	-0-	240	688	240	4,708

Total Operating Expenses	$244,205	$17,730	$309,582	$94,997	$818,714

See Notes to Financial Statements

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We do not have a business. We are currently seeking out and evaluating alternative business opportunities. Our ability to seek out and acquire an alternative business opportunity is subject to our obtaining additional financing, of which there is no assurance.

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since our fiscal quarter ended October 31, 2008:

1.

On January 22, 2009, our Board of Directors approved a private placement offering of up to 7,500,000 units (the “Units”) at a price of $0.02 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.03 US per share. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. The proceeds of the private placement offering will be used to retire corporate indebtedness and for general corporate purposes. There is no assurance that the private placement offering or any part of it will be completed.

2.

Due to current economic conditions, we were unable to raise the required financing by December 31, 2008 as required under the terms of the Interim Agreement dated July 2, 2008, and September 26, 2008, between the Company and Pyro Pharmaceuticals, Inc. (“Pyro”). As a result, we were unable to complete the business combination with Pyro and are now seeking other business opportunities.

3.

We wrote-off our notes receivable of $214,892 due to the substantial doubt of our ability to collect the loan. The notes receivable consisted of a loan of $200,000 to Solara Technologies, Inc. plus accrued interest at a rate of 8% per annum.

PLAN OF OPERATION

Our plan of operation is to evaluate and seek out business opportunities. As a result, we are unable to provide an estimate of our exact financial needs for the next twelve months. As at January 31, 2009, we had cash in the amount of $522. As such, we will require substantial financing in the near future to meet our current obligations and to continue our operations. In the event that we are successful in identifying a suitable business opportunity, we anticipate that our financing needs will increase significantly.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(244,205)	(17,730)	1,277.3%	(309,582)	(94,997)	225.9%
Other	-	4,033	(100%)	-	10,947	(100%)
Income
Net Loss	$(244,205)	$(13,697)	1,682.9%	$(309,582)	$(84,050)	268.3%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future. We are an exploration stage company and are presently seeking other business opportunities.

Expenses

The major components of our expenses for the three and nine months ended January 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Accounting & Audit	$4,080	$3,840	6.3%	$20,040	$26,640	(24.8)%
Bad Debts	214,892	-	n/a	214,892	-	n/a
Bank Charges	20	43	(53.5)%	76	90	(15.6)%
Consulting	-	-	n/a	-	5,900	(100)%
Legal	15,607	4,308	262.3%	44,987	33,044	36.1%
Office	7,500	7,500	n/a	22,500	22,500	n/a
Administration
Office Expenses	43	-	n/a	290	250	16.0%
Regulatory	661	747	(11.5)%	2,614	1,966	33.0%
Expenses/Fees
Rent	750	750	n/a	2,250	2,250	n/a
Telephone	652	302	115.9%	1,245	2,117	(41.2)%
Travel &	-	240	(100)%	688	240	186.7%
Entertainment
Total Expenses	$244,205	$17,730	1,277.3%	$309,582	$94,997	225.9%

During the three and nine months ended January 31, 2009, our operating expenses primarily consisted of accounting expenses, legal expenses, bad debts expenses and office administration expenses.

Expenses incurred for accounting and legal are in connection with meeting our ongoing reporting obligations under the Exchange Act.

Bad debts expenses are in connection with the write-off of notes receivable of $214,892. The notes receivable consisted of a loan of $200,000 to Solara Technologies, Inc. plus accrued accrued interest at a rate of 8% per annum.

Office administration expenses consist of amounts incurred to our sole executive officer and director for his management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2009	At April 30, 2008	Increase / (Decrease)
Current Assets	$5,022	$228,767	(97.8)%
Current Liabilities	(29,330)	(143,493)	(79.6)%
Working Capital Surplus (Deficit)	$(24,308)	$85,784	(128.3)%

Cash Flows
	Nine Months Ended
	January 31, 2009	January 31, 2008
Net Cash Used by Operating Activities	$(104,978)	$(246,950)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	105,400	154,705
Net Increase (Decrease) in Cash During Period	$(422)	$(92,245)

We had cash on hand of $522 and a working capital deficit of $24,308 as of January 31, 2009 compared to a working capital surplus of $85,274 as of April 30, 2008. The decrease in our working capital is due to the fact that we wrote-off a notes receivable of $214,892 during the quarter ended January 31, 2009. During the nine months ended January 31, 2009, we completed the sale of 10,000,000 units at a price of $0.02 per unit for gross proceeds of $200,000.

Financing Requirements

Currently, we do not have sufficient financial resources to acquire an alternative business opportunity. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

On January 22, 2009, our Board of Directors has approved a private placement offering of up to 7,500,000 Units at a price of $0.02 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.03 US per share. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. The proceeds of the private placement offering will be used to retire corporate indebtedness and for general corporate purposes. There is no assurance that the private placement offering or any part of it will be completed.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.        CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at January 31, 2009, we had cash in the amount of $522. Currently, we do not have a specific business plan, nor have we identified any suitable alternative business opportunities. As such, our ability to obtain additional financing may be substantially limited. If sufficient financing is not available or obtainable, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment.

On January 22, 2009, our Board of Directors has approved a private placement offering of up to 7,500,000 Units at a price of $0.02 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.03 US per share. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. The proceeds of the private placement offering will be used to retire corporate indebtedness and for general corporate purposes. There is no assurance that the private placement offering or any part of it will be completed

We have yet to attain profitable operations and because we will need additional financing to continue our business operations, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $1,833,203 for the period from February 20, 2001 (inception) to January 31, 2009 and have no revenues to date. Our future is dependent upon our ability to obtain suitable business opportunity and obtain substantial financing in order to meet our current obligations and to continue our operations. These factors raise substantial doubt that we will be able to continue as a going concern.

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

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during our fiscal quarter ended January 31, 2009.

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

TERRACE VENTURES INC.

Date:	March 12, 2009	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting
Officer)