Form 10-K
period 2009-04-30
TERRACE VENTURES INC
filed 2009-08-13
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-50569

TERRACE VENTURES INC.
(Exact name of registrant as specified in its charter)

NEVADA	91-2147101
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Suite 202, 810 Peace Portal Drive,
Blaine, WA	98230
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(360) 220-5218

Securities registered under Section 12(b) of the Exchange Act:	NONE.

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of theSecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 229.405 of thischapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No [   ]

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
Yes [X]   No [    ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $999,479 based on a price of $0.0325, being the average of the closing bid and ask price for the Registrant’s common stock as quoted on the OTC Bulletin Board on October 31, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 7, 2009, the Registrant had 47,353,200 shares of common stock outstanding.

TERRACE VENTURES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2009

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

We do not have any business operations or significant assets. On April 29, 2009, we and our wholly-owned subsidiary, Geobiz Systems Inc. ("Geobiz"), entered into a Share Purchase Agreement (the "Agreement") with Marktech Acquisition Corp. (the "Vendor") and Worldbid International Inc. ("Worldbid") whereby Geobiz will acquire all of the issued and outstanding shares of Worldbid. Under the terms of the Agreement, we will pay an aggregate of $250,000 for Worldbid as follows:

(a)	$10,000 payable to the Vendor on the Closing Date; and

(b)	the issuance to the Vendor at Closing of promissory notes as follows:

	(i)	$15,000 payable 6 months following Closing, with no interest;

	(ii)	$50,000 payable 12 months following Closing, with no interest;

	(iii)	$75,000 payable 24 months following Closing, with no interest; and

	(iv)	$100,000 payable 36 months following Closing, with no interest,

which notes shall be convertible at the option of the holder into common shares of Terrace at a price of $0.05 per share.

Closing of the Agreement is subject to a number of conditions, including:

(a)	Worldbid delivering the financial statements required under the Securities Exchange Act of 1934 and the United States Securities and Exchange Commission rules promulgated thereunder; and

(b)	Completion of satisfactory due diligence by us and Geobiz.

Under the terms of the Agreement, closing was to occur ten days following receipt of financial statements of Worldbid as required under the Agreement or such other date as is mutually agreed upon by the parties, but in any event not more than 105 days from the date of the Agreement. On August 12, 2009, we entered into an Amendment Agreement to the Agreement with Geobiz, the Vendor and Worldbid whereby the parties agreed to extend the closing date of the Agreement to no later than December 31, 2009. There is no assurance that the Closing will be completed as planned or at all.

Mr. Howard Thomson, our sole director and sole officer, was a director of Worldbid International Inc. from December 13, 1999 to November 2, 2001 and the Secretary and Treasurer from December 13, 1999 to November 9, 2006. Mr. Thomson was also an officer and director of Worldbid's former parent company, Worldbid Corporation, from February 12, 1999 to August 31, 2006.

Worldbid owns and operates an international business-to-business and government-to-business facilitation service, which combines proprietary software with the power of the Internet to bring buyers and sellers together from around the world for interactive trade. Worldbid designed its Worldbid.com Internet website to enable companies throughout the world to procure, source (buy) and tender (sell) products and services nationally and internationally.

Recent Corporate Developments

The following corporate developments occurred since the filing of our Quarterly Report for the third fiscal quarter ended January 31, 2009:

1.

On April 8, 2009, we issued 600,000 units at a price of $0.02 per unit for total proceeds of $12,000. Each unit is comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional share of our common stock at a price of $0.03 per share for a period ending April 7, 2011. The private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. We did not engage in a distribution of this offering in the United States. The investors represented that they were not US persons as defined in Regulation S, and have provided representations indicating that they were acquiring the Company’s securities for investment purposes only and not with a view towards distribution. This private placement offering of up to 7,500,000 units was approved by our board of directors on January 22, 2009. On April 8, 2009, our board of directors determined to terminate the offering of any further units under this offering. The proceeds were used to retire corporate indebtedness and for general corporate purposes.

2.

On April 8, 2009, our Board of Directors approved a private placement offering of up to 3,000,000 units (the “Units”) at a price of $0.04 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.05 US per share. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. The proceeds of the private placement offering will be used to retire corporate indebtedness and for general corporate purposes. There is no assurance that the private placement offering or any part of it will be completed.

The above does not constitute an offer to sell or a solicitation of an offer to buy any of our securities in the United States. The securities have not been registered under the United States Securities Act of 1933, as amended and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

3.

On April 29, 2009, we entered into a Share Purchase Agreement with Geobiz, the Vendor and Worldbid whereby Geobiz will acquire all of the issued and outstanding shares of Worldbid. The details of the Agreement are more particularly described above in "Overview."

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

As at April 30, 2009, we had cash in the amount of $132. We have entered into a share purchase agreement to acquire all of the issued and outstanding shares of Worldbid. In order to complete our acquisition of Worldbid, we will need to raise additional financing.

On April 8, 2009, our Board of Directors approved a private placement offering of up to 3,000,000 Units at a price of $0.04 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.05 US per share. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. There is no assurance that the private placement offering or any part of it will be completed

We have yet to attain profitable operations and because we will need additional financing to continue our business operations, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $1,879,544 for the period from February 20, 2001 (inception) to April 30, 2009 and have no revenues to date. Our future is dependent upon our ability to obtain suitable business opportunity and obtain substantial financing in order to meet our current obligations and to continue our operations. These factors raise substantial doubt that we will be able to continue as a going concern.

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

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ended April 30, 2009.

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

The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

Quarter Ended	High	Low

Fiscal Year 2009
April 30, 2009	$0.055	$0.01
January 31, 2009	$0.03	$0.015
October 31, 2008	$0.06	$0.015
July 31, 2008	$0.065	$0.015

Fiscal Year 2008
April 30, 2008	$0.065	$0.02
January 31, 2008	$0.095	$0.03
October 31, 2007	$0.148	$0.05
July 31, 2007	$0.296	$0.11

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

REGISTERED HOLDERS OF OUR COMMON STOCK

As of August 7, 2009, there were one hundred and five (105) registered holders of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

Other than as disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, we did not complete the sales of unregistered securities during the year ended April 30, 2009.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Our plan of operation is to complete the acquisition of Worldbid. There are no assurances that we will be able to complete the proposed acquisition of Worldbid as planned or if at all.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended April 30, 2009 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Summary of Year End Results
			Percentage
	Year Ended April 30,		Increase /
	2009	2008	(Decrease)
Revenue	$--	$--	n/a
Expenses	(355,923)	(114,941)	209.7%
Other Income	--	14,491	(100)%
Other Expense	--	--	n/a
Net Loss	$(355,923)	$(100,450)	254.3%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future. We are an exploration stage company and are presently seeking to complete the proposed acquisition of Worldbid.

Operating Expenses

The major components of our expenses for the year ended April 30, 2009 and 2008 are outlined in the table below:

	Year Ended April 30		Percentage Increase /
	2009	2008	(Decrease)
Accounting	$24,120	$30,600	(21.2)%
Bad Debt Expense	214,892	--	n/a
Bank Charges	111	120	(7.5)%
Consulting	--	5,900	(100)%
Legal	76,916	40,063	92.0%
Office Administration	30,000	30,000	n/a
Office Expenses	340	250	36.0%
Regulatory Expenses/Fees	4,386	2,651	65.4%
Rent	3,000	3,000	n/a
Telephone	1,470	2,117	(30.6)%
Travel & Entertainment	688	240	186.7%
Total Operating Expenses	$355,923	$114,941	209.7%

During the year ended April 30, 2009, our operating expenses primarily consisted of accounting expenses, legal expenses, bad debts expenses and office administration expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended April 30
	2009	2008
Net Cash used in Operating Activities	$(130,643)	$(277,072)
Net Cash used in Investing Activities	--	--
Net Cash from Financing Activities	116,900	195,205
Net Increase (Decrease) in Cash During Period	$(13,743)	$(81,867)

Working Capital
	At	At	Percentage Increase /
	April 30, 2009	April 30, 2008	(Decrease)
Current Assets	$4,632	$228,767	(98.0)%
Current Liabilities	(63,281)	(143,493)	(55.9)%
Working Capital Surplus (Deficit)	$(58,649)	$85,274	(168.8)%

We had cash on hand of $132 and a working capital deficit of $58,649 as of April 30, 2009 compared to a working capital surplus of $85,274 as of April 30, 2008. The decrease in our working capital is due to the fact that we wrote-off a notes receivable of $214,892 during the year ended April 30, 2009.

During the year ended April 30, 2009, we completed the following equity financings:

1.

The sale of 10,000,000 units a price of $0.02 per unit for gross proceeds of $200,000. Each unit is comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase an addition share of our common stock at a price of $0.03 per share for a period ending September 21, 2010.

2.

The sale of 600,000 units at a price of $0.02 per unit for total proceeds of $12,000. Each unit is comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase an addition share of our common stock at a price of $0.03 per share for a period ending April 7, 2011.

Financing Requirements

Currently, we do not have sufficient financial resources to complete our acquisition of Worldbid. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

On April 8, 2009, our Board of Directors has approved a private placement offering of up to 3,000,000 Units at a price of $0.04 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.05 US per share. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. The proceeds of the private placement offering will be used to retire corporate indebtedness and for general corporate purposes. There is no assurance that the private placement offering or any part of it will be completed.

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

Our significant accounting policies are disclosed in Note 1 to the audited financial statements included in this Annual Report.

ITEM 8.             FINANCIAL STATEMENTS AND SUPLEMENTARY DATA.

Audited Financial Statements for the Years Ended April 30, 2009 and 2008, including:

1.	Report of Independent Registered Public Accounting Firm;

2.	Balance Sheets as at April 30, 2009 and 2008;

3.	Statements of Operations and Accumulated Deficit for the years ended April 30, 2009 and 2008 and the period from inception on February 20, 2001 to April 30, 2009;

4.	Statements of Changes in Stockholders’ Equity/Deficit for the period from inception through April 30, 2009;

5.	Statements of Cash Flows for the years ended April 30, 2009 and 2008 and the period from inception to April 30, 2009;

6.	Notes to the Financial Statements; and

7.	Supplemental Statement: Statements of Operating Expenses for the years ended April 30, 2009 and 2008 and the period from inception to April 30, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Terrace Ventures Inc.
Blaine, Washington

We have audited the accompanying balance sheets of Terrace Ventures Inc., an exploration stage company, as of April 30, 2009 and April 30, 2008, and the related statements of operations and accumulated deficit, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and for the period February 20, 2001 (date of inception) to April 30, 2009. These financial statements are the responsibility of Terrace Ventures Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terrace Ventures Inc., an exploration stage company, as of April 30, 2009 and April 30, 2008, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and for the period February 20, 2001 (date of inception) to April 30, 2009, in conformity with accounting principles generally accepted in The United States of America.

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

“Sarna & Company”

Sarna & Company,
Certified Public Accountants
Westlake Village, California
August 12, 2009

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS

	APRIL 30,	APRIL 30,
	2009	2008

Current Assets:
Cash	$132	$13,875
Notes Receivable	-0-	214,892
Loan Receivable	4,500	-0-

Total Current Assets	4,632	228,767

Other Asset – Investment	-0-	-0-

TOTAL ASSETS	$4,632	$228,767

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$63,281	$48,393
Due to Shareholder	-0-	95,100
Common Stock Payable	-0-	-0-

Total Current Liabilities	63,281	143,493

Stockholders' Equity:
Common Stock, $0.001 par value
400,000,000 shares authorized,
47,353,200 and 36,753,200 shares
issued	47,353	36,753
Additional Paid in Capital	1,773,542	1,572,142
Deficit Accumulated During
the Exploration Stage	(1,879,544)	(1,523,621)

Total Stockholders' Equity (Deficit)	(58,649)	85,274

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$4,632	$228,767

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APRIL 30, 2009	APRIL 30, 2008	APRIL 30, 2008
Revenues	$-0-	$-0-	$-0-
Operating Expenses	(355,923)	(114,941)	(865,055)
Loss Before Other Income
And Expenses	(355,923)	(114,941)	(865,055)
Other Income
Interest Income	-0-	14,491	14,491
Other Expense
Unrealized Loss
on Investment	-0-	-0-	(1,028,980)
Loss Before Provision for
Income Taxes	(355,923)	(100,450)	(1,879,544)
Provision for Income Taxes	-0-	-0-	-0-
Net Loss	(355,923)	(100,450)	(1,879,544)
Accumulated Deficit,
Beginning of Period	(1,523,621)	(1,423,171)	-0-
Accumulated Deficit,
End of Period	$(1,879,544)	$(1,523,621)	$(1,879,544)

Net Loss per Share	$(0.01)	$(0.00)	$(0.06)
Weighted Average
Shares Outstanding	43,078,200	36,753,200	30,019,858

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

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated	Total
	Common Stock		Additional	During the	Stockholders'
		Dollar	Paid in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balances
April 30, 2007	34,183,200	$34,183	$1,317,387	$(1,423,171)	$(71,601)

Common Stock Issued
$0.10 per share
July 12, 2007	2,570,000	2,570	254,755	----	257,325

Net Loss, Period Ended
April 30, 2008	----	----	----	(100,450)	(100,450)

Balances
April 30, 2008	36,753,200	$36,753	$1,572,142	$(1,523,621)	$85,274

Common Stock Issued
$0.10 per share
October 10, 2008	10,000,000	10,000	190,000	----	200,000

Common Stock Issued
$0.02 per share
April 8, 2009	600,000	600	11,400	----	12,000

Net Loss, Period Ended
April 30, 2009	----	----	----	(355,923)	(355,923)

Balances
April 30, 2009	47,353,200	47,353	1,773,542	(1,879,544)	(58,649)

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APRIL 30, 2009	APRIL 30, 2008	APRIL 30, 2009
Cash Flows from
Operating Activities:

Net Loss	$(355,923)	$(100,450)	$(1,879,544)
Adjustments to Reconcile Net Loss
To Net Cash Provided/(Used) by
Operating Activities:
Unrealized Loss on Investment	-0-	-0-	1,028,980
(Increase)/Decrease in:
Loans Receivable	(4,500)	-0-	(4,500)
Notes Receivable	214,892	(194,892)	-0-
Increase/(Decrease) in:
Accounts Payable	14,888	18,270	63,281

Net Cash Used by
Operating Activities	(130,643)	(277,072)	(791,783)

Cash Flows from
Investing Activities:

Investment in Stock	-0-	-0-	(1,028,980)

Net Cash Used by
Investing Activities	-0-	-0-	(1,028,980)

Cash Flows from
Financing Activities:

Loans from Shareholders	41,000	95,100	157,395
Payments on Loans	(136,100)	(11,295)	(157,395)
Proceeds from Issuance of
Common Stock	212,000	111,400	1,820,895

Net Cash Provided by
Financing Activities	116,900	195,205	1,820,895

Net Increase (Decrease) in Cash	(13,743)	(81,867)	132

Cash at Beginning of Period	13,875	95,742	-0-

Cash at End of Period	$132	$13,875	$132

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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended April 30, 2009 and April 30, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – GOING CONCERN - CONTINUED

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,879,544 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 6 – MERGER AGREEMENTS/STOCK ISSUANCES

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

NOTE 6 – MERGER AGREEMENTS/STOCK ISSUANCES - CONTINUED

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

NOTE 6 – MERGER AGREEMENTS/STOCK ISSUANCES – CONTINUED

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

On January 22, 2009, the Company’s Board of Directors approved a private placement offering of up to 7,500,000 Units at a price of $0.02 per Unit, with each Unit consisting of one share of the Company’s common stock and one share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.03 per share. The offering was made to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933. Proceeds of this offering were to be used to retire indebtedness and for general corporate purposes.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 – MERGER AGREEMENTS/STOCK ISSUANCES – CONTINUED

On April 8, 2009, the company issued 600,000 Units under this private placement offering for total proceeds of $12,000. Also on this date the Company’s board of directors terminated the offering of any further Units under this offering.

On April 8, 2009, the Board of Directors approved a private placement offering of up to 3,000,000 units at a price of $0.04 per Unit, with each Unit consisting of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.05 per share. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. The proceeds of the private placement offering will be used to retire corporate indebtedness and for general corporate purposes.

On April 9, 2009, the Company acquired 100% of the issued and outstanding shares of Geobiz Systems Inc., a Nevada Corporation. Geobiz Systems Inc. was incorporated on April 9, 2009, and had no activity for the period April 9, 2009 to April 30, 2009.

On April 29, 2009, the Company and its wholly-owned subsidiary, Geobiz Systems Inc., entered into a Share Purchase Agreement with Marktech Acquisition Corp. and Worldbid International Inc. whereby Geobiz will acquire all of the issued and outstanding shares of Worldbid from Marktech. Under the terms of the Agreement, the Company will pay an aggregate of $250,000 for Worldbid as follows:

(a) $10,000 payable to the Marktech on the Closing date.

(b) The issuance to Marktech at Closing of promissory notes as follows:
     (i) $15,000 payable 6 months following Closing, with no interest.
     (ii) $50,000 payable 12 months following Closing, with no interest.
     (iii) $75,000 payable 24 months following Closing, with no interest.
     (iv) $100,000 payable 36 months following Closing, with no interest.

(c) These notes shall be convertible at the option of the holder into common shares of the Company at a price of $0.05 per share.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 – MERGER AGREEMENTS/STOCK ISSUANCES – CONTINUED

Worldbid owns and operates an international business-to-business and government-to-business facilitation service, which combines proprietary software with the power of the Internet to bring buyers and sellers together from around the world for interactive trade.

Closing of the Agreement is subject to a number of conditions, including Worldbid delivering the financial statements required under the Securities Exchange Act of 1934 and the United States Securities and Exchange Commission rules promulgated thereunder, and completion of satisfactory due diligence by the Company and Geobiz.

Under the terms of the Agreement, closing was to occur ten days following receipt of financial statements of Worldbid as required under the Agreement or such other date as is mutually agreed upon by the parties, but in any event not more than 105 days from the date of the Agreement.

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

NOTE 8 – SUBSEQUENT EVENTS

On August 12, 2009, the Company entered into an Amendment Agreement to the Agreement with Geobiz, the Marktech and Worldbid, as described in Note 6, whereby the parties agreed to extend the closing date of the Agreement to no later than December 31, 2009.

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APRIL 30,2009	APRIL 30,2008	APRIL 30, 2009

Operating Expenses:
Accounting	$24,120	$30,600	$106,780
Bad Debt Expense	214,892	-0-	214,892
Bank Charges	111	120	454
Consulting	-0-	5,900	114,150
Exploration Expense	-0-	-0-	24,266
Legal	76,916	40,063	226,602
Office Administration	30,000	30,000	114,600
Office Expenses	340	250	4,271
Regulatory Expenses/Fees	4,386	2,651	26,451
Rent	3,000	3,000	22,950
Telephone	1,470	2,117	4,931
Travel & Entertainment	688	240	4,708

Total Operating Expenses	$355,923	$114,941	$865,055

See Notes to Financial Statements.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT.        CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended April 30, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended April 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.           OTHER INFORMATION.

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

Name	Age	Positions
Howard Thomson	63	President, Secretary, Treasurer, CEO, CFO, and Sole Director

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, other than as described below, no other reports were required for those persons.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Howard Thomson CEO, CFO, President, Secretary, Treasurer and Director	One	One	None
Gordon F. Burley Former Owner of More than 10% of Outstanding Common Stock	One	One	None

ITEM 11.           EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during the fiscal years ended April 30, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End April 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Howard Thomson President, Secretary, Treasurer, CEO & CFO(1)	2009 2008	$30,000 $30,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$30,000 $30,000
Ian Brodie Former Executive VP(2)	2009 2008	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0
Frank Anderson Former VP - Finance(3)	2009 2008	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0

Notes:

(1)	Effective March 21, 2006, Mr. Thomson entered into a consulting agreement with Terrace for an annual salary of $2,500 per month. See “Employment Contracts”, below.
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

As at April 30, 2009, we had no outstanding equity awards.

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Nil	N/A	N/A
Equity Compensation Plans Not Approved By Security Holders	Nil	N/A	7,310,492

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 7, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 7, 2009. As of August 7, 2009, there were 36,753,200 shares of our common stock issued and outstanding.

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

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under FINRA Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Howard Thomson, is also our sole executive officer. As a result, we do not have any independent directors.

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

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended April 30, 2009 and 2008, we retained our independent auditor, Sarna & Company, Certified Public Accountants, to provide services in the following categories and amounts:

	Year Ended April 30, 2009	Year Ended April 30, 2008

Audit Fees	$12,800	$12,920
Audit-Related Fees	$NIL	$NIL
Tax Fees	$NIL	$NIL
All Other Fees	$NIL	$NIL
Total	$12,800	$12,920

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

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)

3.3	Bylaws.(1)

10.1	Mineral Claim Purchase Agreement dated August 15, 2001 between the Company and Don Archibald.(1)

10.2	2006 Stock Incentive Plan.(4)

10.3	Stock Option Agreement between the Company and Howard Thomson dated March 31, 2006.(4)

10.4	Management Consulting Agreement dated March 21, 2006 between the Company and Howard Thomson.(4)

10.5	Management Consulting Agreement with Ian Brodie.(5)

10.6	Management Consulting Agreement with Frank Anderson.(5)

10.7	Letter of Intent dated February 28, 2007 between the Company and Dorn Beattie.(6)

10.8	Loan Agreement dated May 18, 2007 between the Company and Solara Technologies Inc.(7)

10.9	Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(8)

10.10	Amendment Agreement dated September 26, 2008 to the Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(9)

10.11	Share Purchase Agreement dated April 29, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(10)

10.12	Amendment Agreement to Share Purchase Agreement dated August 12, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.

14.1	Code of Ethics.(3)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 11, 2006.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 7, 2007.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 24, 2007.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 15, 2008.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 2, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRACE VENTURES INC.

Date:	August 12, 2009	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer ,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 12, 2009	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer and
Director