Form 10-Q
period 2009-07-31
TERRACE VENTURES INC
filed 2009-09-14
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit to post such files). [   ] Yes    [   ] No

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
[X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 11, 2009, the Registrant had 47,353,200 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2009 are not necessarily indicative of the results that can be expected for the year ended April 30, 2010.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Terrace,” and the “Company” mean Terrace Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Terrace Ventures Inc.

We have reviewed the accompanying balance sheet of Terrace Ventures Inc. as of July 31, 2009, and the statements of operations and accumulated deficit, changes in stockholders’ equity (deficit), and statements of cash flows for the three month periods ended July 31, 2009 and July 31, 2008, and for the period February 20, 2001 (date of inception) to July 31, 2009. These interim financial statements are the responsibility of the management of Terrace Ventures Inc.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Terrace Ventures Inc. as of April 30, 2009, and the related statements of operations and accumulated deficit, changes in stockholders’ equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated August 7, 2009, we expressed an unqualified opinion on those financial statements which included an explanatory paragraph describing Terrace Ventures Inc.’s ability to continue as a going concern as described in Note 5 to the financial statements. In our opinion, the information set forth in the accompanying balance sheet as of April 30, 2008 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

“Sarna & Company”

Sarna & Company, Certified Public Accountants
Westlake Village, California
September 10, 2009

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS
	(Unaudited)	(Audited)
	JULY 31,	April 30,
	2009	2009

Current Assets:
Cash	$18	$132
Receivable – Trust	-0-	-0-
Notes Receivable	4,500	4,500

Total Current Assets	4,518	4,632

Other Asset – Investment	-0-	-0-

TOTAL ASSETS	$4,518	$4,632

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$73,141	$63,281
Loan Payable	2,250	-0-

Total Current Liabilities	75,391	63,281

Stockholders' Equity:
Common Stock, $0.001 par value
400,000,000 shares authorized,
47,353,200 shares issued	47,353	47,353
Additional Paid in Capital	1,773,542	1,773,542
Deficit Accumulated During
the Exploration Stage	(1,891,768)	(1,879,544)

Total Stockholders' Equity (Deficit)	(70,873)	(58,649)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$4,518	$4,632

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED		INCEPTION to
	JULY 31, 2009	JULY 31, 2008	JULY 31, 2009

Revenues	$-0-	$-0-	$-0-

Operating Expenses	(12,224)	(35,521)	(877,279)

Loss Before Other Income
And Expenses	(12,224)	(35,521)	(877,279)

Other Income
Interest Income	-0-	-0-	14,491

Other Expense
Unrealized Loss
on Investment	-0-	-0-	(1,028,980)

Loss Before Provision for
Income Taxes	(12,224)	(35,521)	(1,891,768)

Provision for Income Taxes	-0-	-0-	-0-

Net Loss	(12,224)	(35,521)	(1,891,768)

Accumulated Deficit,
Beginning of Period	(1,879,544)	(1,523,621)	-0-

Accumulated Deficit,
End of Period	$(1,891,768)	$(1,559,142)	$(1,891,768)

Net Loss per Share	$(0.00)	$(0.00)	$(0.06)

Weighted Average
Shares Outstanding	47,353,200	36,753,200	30,529,662

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

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated	Total
	Common Stock		Additional	During the	Stockholders'
		Dollar	Paid in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balances
April 30, 2007	34,183,200	$34,183	$1,317,387	$(1,423,171)	$(71,601)

Common Stock Issued
$0.10 per share
July 12, 2007	2,570,000	2,570	254,755	----	257,325

Net Loss, Period Ended
April 30, 2008	----	----	----	(100,450)	(100,450)

Balances
April 30, 2008	36,753,200	$36,753	$1,572,142	$(1,523,621)	$85,274

Common Stock Issued
$0.10 per share
October 10, 2008	10,000,000	10,000	190,000	----	200,000

Common Stock Issued
$0.02 per share
April 8, 2009	600,000	600	11,400	----	12,000

Net Loss, Period Ended
April 30, 2009	----	----	----	(355,923)	(355,923)

Balances
April 30, 2009	47,353,200	47,353	1,773,542	(1,879,544)	(58,649)

Net Loss, Period Ended
July 31, 2009	----	----	----	(12,224)	(12,224)

Balances
July 31, 2009	47,353,200	$47,353	$1,773,542	$(1,891,768)	$(70,873)

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED		INCEPTION to
	JULY 31, 2009	JULY 31, 2008	JULY 31, 2009
Cash Flows from
Operating Activities:

Net Loss	$(12,224)	$(35,521)	$(1,891,768)
Adjustments to Reconcile Net Loss
To Net Cash Provided/(Used) by
Operating Activities:
Unrealized Loss on Investment	-0-	-0-	1,028,980
(Increase)/Decrease in:
Loan Receivable	-0-	-0-	(4,500)
Increase/(Decrease) in:
Accounts Payable	9,860	126	73,141
Loan Payable	2,250	-0-	2,250

Net Cash Used by
Operating Activities	(114)	(35,395)	(791,897)

Cash Flows from
Investing Activities:

Investment in Stock	-0-	-0-	(1,028,980)

Net Cash Used by
Investing Activities	-0-	-0-	(1,028,980)

Cash Flows from
Financing Activities:

Loans from Shareholders	-0-	41,000	157,395
Payments on Loans	-0-	(50,100)	(157,395)
Proceeds from Issuance of
Common Stock	-0-	57,000	1,820,895

Net Cash Provided by
Financing Activities	-0-	48,000	1,820,895

Net Increase (Decrease) in Cash	(114)	12,605	18

Cash at Beginning of Period	132	13,875	-0-

Cash at End of Period	$18	$26,480	$18

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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended July 31, 2009 and July 31, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – GOING CONCERN - CONTINUED

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,891,768 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Under the terms of the Agreement, closing was to occur ten days following receipt of financial statements of Worldbid as required under the Agreement or such other date as is mutually agreed upon by the parties, but in any event not more than 105 days from the date of the Agreement. On August 12, 2009, the Company entered into an Amendment Agreement to the Agreement with Geobiz, Marktech and Worldbid, whereby the parties agreed to extend the closing date of the Agreement to no later than December 31, 2009.

NOTE 7 – SUBSEQUENT EVENTS

On September 2, 2009, the Board of Directors approved a one-for-five reverse split of the Company’s common stock. Upon the completion of the reverse stock split, expected to be effective on October 1, 2009, the Company’s authorized shares of common stock will be decreased from 400,000,000 shares, par value $0.001 per share, to 80,000,000 shares, par value $0.001 per share. Issued and outstanding common stock is to be reduced from 47,353,200 shares to approximately 9,470,640 shares.

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

	THREE MONTHS ENDED		INCEPTION to
	JULY 31,2009	JULY 31,2008	JULY 31, 2009

Operating Expenses:
Accounting	$-0-	$12,000	$106,780
Bad Debt Expense	-0-	-0-	214,892
Bank Charges	114	46	568
Consulting	-0-	-0-	114,150
Exploration Expense	-0-	-0-	24,266
Legal	3,516	14,285	230,118
Office Administration	7,500	7,500	122,100
Office Expenses	-0-	208	4,271
Regulatory Expenses/Fees	119	119	26,570
Rent	750	750	23,700
Telephone	225	-0-	5,156
Travel & Entertainment	-0-	613	4,708

Total Operating Expenses	$12,224	$35,521	$877,279

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

Closing of the Agreement is subject to a number of conditions, including:

(a)

Worldbid delivering the financial statements required under the Securities Exchange Act of 1934 (the “Exchange Act”) and the United States Securities and Exchange Commission rules promulgated thereunder; and

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

RECENT CORPORATE DEVELOPMENTS

On September 2, 2009, our Board of Directors approved a one-for-five reverse split of the Company’s common stock (the “Reverse Stock Split”). We believe that tightening the capital structure by completing the Reverse Stock Split will assist us in obtaining the financing required for growth and successful implementation of the our business plan. Upon completion of the Reverse Stock Split, our authorized capital of common stock will be decreased from 400,000,000 shares, par value $0.001 per share, to 80,000,000 shares, par value $0.001 per share, and the issued and outstanding common stock will be reduced from 47,353,200 shares to approximately 9,470,640 shares subject to rounding up of any fractional shares to the nearest whole number. The Reverse Stock Split is expected to be effective on October 1, 2009.

PLAN OF OPERATION

Our plan of operation is to complete the proposed acquisition of Worldbid. There are no assurances that we will be able to complete the proposed acquisition of Worldbid as planned or if at all.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended April 30, 2009 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended		Percentage
	July 31, 2009	July 31, 2008	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(12,224)	(35,521)	(65.6)%
Other Income - Interest	-	-	n/a
Net Loss	$(12,224)	$(35,521)	(65.6)%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future. We are an exploration stage company and are presently seeking to complete the proposed acquisition of Worldbid.

Expenses

The major components of our expenses for the three months ended July 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended		Percentage
	July 31, 2009	July 31, 2008	Increase / (Decrease)
Accounting	$-	$12,000	(100)%
Bank Charges	114	46	147.8%
Legal	3,516	14,285	(75.4)%
Office Administration	7,500	7,500	n/a
Office Expenses	-	208	(100)%
Regulatory Expenses/Fees	119	119	n/a
Rent	750	750	n/a
Telephone	225	-	100%
Travel & Entertainment	-	613	(100)%
Total Operating Expenses	$12,224	$35,521	(65.6)%

Our operating expenses decreased from $25,321 during the three months ended July 31, 2008, to $12,224, during the three months ended July 31, 2009. This decrease in our operating expenses is due to a substantial decrease in accounting and legal expenses during the three months ended July 31, 2009.

Expenses incurred for accounting and legal are in connection with meeting our ongoing reporting obligations under the Exchange Act.

Office administration expenses consist of amounts incurred to our sole executive officer and director for his management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2009	At April 30, 2009	Increase / (Decrease)
Current Assets	$4,518	$4,632	(2.5)%
Current Liabilities	(75,391)	(63,281)	19.1%
Working Capital Deficit	$(70,873)	$(58,649)	20.8%

Cash Flows
	Three Months Ended
	July 31, 2009	July 31, 2008
Net Cash Used by Operating Activities	$(114)	$(35,595)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	-	48,000
Net Increase (Decrease) in Cash During Period	$(114)	$12,605

We had cash on hand of $18 and a working capital deficit of $70,873 as of July 31, 2009 compared to a working capital deficit of $58,649 as of April 30, 2009. The increase in our working capital deficit is due to an increase in accounts payable as a result of our lack of capital to meet ongoing costs.

Financing Requirements

Currently, we do not have sufficient financial resources to complete our proposed acquisition of Worldbid. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.            CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended April 30, 2009 (the “2009 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at July 31, 2009, we had cash in the amount of $18. We have entered into a share purchase agreement to acquire all of the issued and outstanding shares of Worldbid. In order to complete our acquisition of Worldbid, we will need to raise additional financing.

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

We have incurred a net loss of $1,891,768 for the period from February 20, 2001 (inception) to July 31, 2009 and have no revenues to date. Our future is dependent upon our ability to obtain suitable business opportunity and obtain substantial financing in order to meet our current obligations and to continue our operations. These factors raise substantial doubt that we will be able to continue as a going concern.

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

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during our fiscal quarter ended July 31, 2009.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)

3.3	Bylaws.(1)

10.1	2006 Stock Incentive Plan.(4)

10.2	Stock Option Agreement between the Company and Howard Thomson dated March 31, 2006.(4)

10.3	Management Consulting Agreement dated March 21, 2006 between the Company and Howard Thomson.(4)

10.4	Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(5)

Exhibit
Number	Description of Exhibit

10.5	Amendment Agreement dated September 26, 2008 to the Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(6)

10.6	Share Purchase Agreement dated April 29, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(7)

10.7	Amendment Agreement to Share Purchase Agreement dated August 12, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(8)

14.1	Code of Ethics.(3)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 15, 2008.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 2, 2008.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRACE VENTURES INC.

Date:	September 14, 2009	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting
Officer)