Form 10-Q
period 2009-10-31
TERRACE VENTURES INC
filed 2009-12-15
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ x ] Yes[ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit to post such files). [ ] Yes[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ x ] Yes[ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 11, 2009, the Registrant had 9,470,660 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended October 31, 2009 are not necessarily indicative of the results that can be expected for the year ended April 30, 2010.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Terrace,” and the “Company” mean Terrace Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Terrace Ventures Inc.

We have reviewed the accompanying balance sheet of Terrace Ventures Inc. as of October 31, 2009, and the statements of operations and accumulated deficit, changes in stockholders’ equity (deficit), and statements of cash flows for the six month periods ended October 31, 2009 and October 31, 2008, and for the period February 20, 2001 (date of inception) to October 31, 2009. These interim financial statements are the responsibility of the management of Terrace Ventures Inc.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Terrace Ventures Inc. as of April 30, 2009, and the related statements of operations and accumulated deficit, changes in stockholders’ equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated August 7, 2009, we expressed an unqualified opinion on those financial statements which included an explanatory paragraph describing Terrace Ventures Inc.’s ability to continue as a going concern as described in Note 5 to the financial statements. In our opinion, the information set forth in the accompanying balance sheet as of April 30, 2009 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Sarna & Company

Sarna & Company, Certified Public Accountants
Westlake Village, California
December 8, 2009

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS

	(Unaudited)	(Audited)
	October 31, 2009	April 30, 2009

Current Assets:
Cash	$4,713	$132
Loan Receivable	4,500	4,500

Total Current Assets	9,213	4,632

Other Asset - Investment	-0-	-0-

TOTAL ASSETS	$9,213	$4,632

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$101,269	$63,281
Loan Payable	17,250	-0-

Total Current Liabilities	118,519	63,281

Stockholders' Deficit:
Common Stock, $0.001 par value
80,000,000 and 400,000,000 shares
authorized, 9,470,660 and 47,353,200
shares issued	9,471	47,353
Additional Paid in Capital	1,811,424	1,773,542
Deficit Accumulated During
the Exploration Stage	(1,930,201)	(1,879,544)

Total Stockholders' Equity/(Deficit)	(109,306)	(58,649)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)	$9,213	$4,632

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,		INCEPTION to
	2009	2008	2009	2008	OCTOBER 31, 2009
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-
Operating Expenses	(38,433)	(29,856)	(50,657)	(65,377)	(915,712)
Loss Before Other
Income and Expenses	(38,433)	(29,856)	(50,657)	(65,377)	(915,712)
Other Income:
Interest Income	-0-	-0-	-0-	4,033	14,491
Other Expense:
Unrealized Loss
On Investment	-0-	-0-	-0-	-0-	(1,028,980)
Loss Before Provision
for Income Taxes	(38,433)	(29,856)	(50,657)	(61,344)	(1,930,201)
Provision for
Income Taxes	-0-	-0-	-0-	-0-	-0-
Net Loss	(38,433)	(29,856)	(50,657)	(61,344)	(1,930,201)
Accumulated Deficit,
Beginning of Period	(1,891,768)	(1,555,109)	(1,879,544)	(1,523,621)	-0-
Accumulated Deficit,
End of Period	$(1,930,201)	$(1,584,965)	$(1,930,201)	$(1,584,965)	$(1,930,201)

Net Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.31)
Weighted Average
Shares Outstanding	9,470,660	8,350,660	9,470,660	7,850,660	6,202,068

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

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) – CONTINUED
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances, April 30, 2005	7,042,500	7,043	76,207	(134,478)	(51,228)

Common Stock Issued
$1.00 per share
November 23,2005	500,000	500	499,500	----	500,000

4-for-1 Stock Split,
December 19, 2005	22,627,500	22,627	(22,627)	----	----

Common Stock Issued
$0.25 per share
February 3, 2006	400,000	400	99,600	----	100,000
Common Stock Issued
$0.25 per share
March 13, 2006	380,000	380	94,620	----	95,000

Common Stock Issued
$0.25 per share
March 31, 2006	999,920	1,000	248,980	----	249,980

Net Loss, Period Ended
April 30, 2006	----	----	----	(987,633)	(987,633)

Balances
April 30, 2006	31,949,920	31,950	996,280	(1,122,111)	(93,881)

Common Stock Issued
$0.25 per share
May 24, 2006	220,080	220	54,800	----	55,020

Common Stock Issued
$0.30 per share
June 5, 2006	335,000	335	100,165	----	100,500

Common Stock Issued
$0.10 per share
January 23, 2007	1,678,200	1,678	166,142	----	167,820

Net Loss, Period Ended
April 30, 2007	----	----	----	(301,060)	(301,060)

Balances
April 30, 2007	34,183,200	34,183	1,317,387	(1,423,171)	(71,601)

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances
April 30, 2007	34,183,200	$34,183	$1,317,387	$(1,423,171)	$(71,601)

Common Stock Issued
$0.10 per share
July 12, 2007	2,570,000	2,570	254,755	----	257,325

Net Loss, Period Ended
April 30, 2008	----	----	----	(100,450)	(100,450)

Balances
April 30, 2008	36,753,200	$36,753	$1,572,142	$(1,523,621)	$85,274

Common Stock Issued
$0.10 per share
October 10, 2008	10,000,000	10,000	190,000	----	200,000

Common Stock Issued
$0.02 per share
April 8, 2009	600,000	600	11,400	----	12,000

Net Loss, Period Ended
April 30, 2009	----	----	----	(355,923)	(355,923)

Balances
April 30, 2009	47,353,200	47,353	1,773,542	(1,879,544)	(58,649)

1-for-5 Reverse
Stock Split,
October 1, 2009	(37,882,540)	(37,882)	37,882	----	----

Net Loss, Period Ended
October 31, 2009	----	----	----	(50,657)	(50,657)

Balances
October 31, 2009	9,470,660	$9,471	$1,811,424	$(1,930,201)	$(109,306)

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	OCTOBER 31,		INCEPTION to
	2009	2008	OCTOBER 31, 2009

Cash Flows from
Operating Activities:

Net Loss	$(50,657)	$(61,344)	$(1,930,201)

Adjustments to Reconcile Net
Income to Net Cash Provided/(Used)
by Operating Activities:
Unrealized Loss on Investment	-0-	-0-	1,028,980
(Increase)/Decrease in:
Notes Receivable	-0-	(4,033)	-0-
Loan Receivable	-0-	-0-	(4,500)
Increase(Decrease) in:
Accounts Payable	37,988	(22,425)	101,269

Net Cash Provided/(Used)
by Operating Activities	(12,669)	(87,802)	(804,452)

Cash Flows from
Investing Activities:

Stock Investment	-0-	-0-	(1,028,980)

Net Cash Used
by Investing Activities	-0-	-0-	(1,028,980)

Cash Flows from
Financing Activities:

Loans from Shareholders	17,250	41,000	174,645
Payments on Loans	-0-	(146,000)	(157,395)
Proceeds Related to
Issuance of Common Stock	-0-	200,000	1,820,895

Net Cash Provided by
Financing Activities	17,250	95,000	1,838,145

Net Increase in Cash	$4,581	$7,198	$4,713

Cash at Beginning of Period	132	13,875	-0-

Cash at End of Period	$4,713	$21,073	$4,713

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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended October 31, 2009 and October 31, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – GOING CONCERN - CONTINUED

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,930,201 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

NOTE 7 – REVERSE STOCK SPLIT

On September 2, 2009, the Board of Directors approved a one-for-five reverse split of the Company’s common stock. Upon the completion of the reverse stock split, which was effective on October 1, 2009, the Company’s authorized shares of common stock was decreased from 400,000,000 shares, par value $0.001 per share, to 80,000,000 shares, par value $0.001 per share. Issued and outstanding common stock was reduced from 47,353,200 shares to approximately 9,470,660 shares. Weighted Average Shares Outstanding and Net Loss per Share have been restated on the Statements of Operations and Accumulated Deficit for the effect of the reverse stock split.

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,		INCEPTION to
	2009	2008	2009	2008	OCTOBER 31, 2009

Operating Expenses:
Accounting & Audit	$16,570	$3,960	$16,570	$15,960	$123,350
Bad Debt Expense	-0-	-0-	-0-	-0-	214,892
Bank Charges	14	10	128	56	582
Consulting	-0-	-0-	-0-	-0-	114,150
Exploration and Development	-0-	-0-	-0-	-0-	24,266
Legal	12,090	15,095	15,606	29,380	242,208
Office Administration	7,500	7,500	15,000	15,000	129,600
Office Expenses	-0-	39	-0-	247	4,271
Regulatory Expenses/Fees	1,659	1,834	1,778	1,953	28,229
Rent	375	750	1,125	1,500	24,075
Telephone	225	593	450	593	5,381
Travel & Entertainment	-0-	75	-0-	688	4,708

Total Operating Expenses	$38,433	$29,856	$50,657	$65,377	$915,712

See Notes to Financial Statements

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

We were incorporated on February 20, 2001 under the laws of the State of Nevada. On October 1, 2009, we amended our Articles of Incorporation by decreasing our issued and authorized common stock on a one-for-five basis (the “Reverse Split”). Accordingly, the authorized capital of our common stock was decreased from 400,000,000 shares, par value $0.001 per share, to 80,000,000 shares, par value $0.001 per share and the issued and outstanding shares of our common stock was decreased correspondingly from 47,353,200 shares to 9,470,660 shares. As a result of the Reverse Split, our trading symbol was changed from "TVEN" to “TVER.”

We do not have any business operations or significant assets. On April 29, 2009, we and our wholly-owned subsidiary, Geobiz Systems Inc. ("Geobiz"), entered into a Share Purchase Agreement (the "Agreement") with Marktech Acquisition Corp. (the "Vendor") and Worldbid International Inc. ("Worldbid") whereby Geobiz will acquire all of the issued and outstanding shares of Worldbid. Under the terms of the Agreement, we will pay an aggregate of $250,000 for Worldbid as follows:

(a)	$10,000 payable to the Vendor on the closing date; and

(b)	the issuance of the following promissory notes to the Vendor at closing:

	(i)	$15,000 payable 6 months following closing, with no interest;

	(ii)	$50,000 payable 12 months following closing, with no interest;

	(iii)	$75,000 payable 24 months following closing, with no interest; and

	(iv)	$100,000 payable 36 months following closing, with no interest,

which notes shall be convertible at the option of the holder into common shares of our common stock at a price of $0.05 per share.

Closing of the Agreement is subject to a number of conditions, including:

(a)	Worldbid delivering the financial statements required under the Securities Exchange Act of 1934 (the “Exchange Act”) and the SEC rules promulgated thereunder; and

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

Mr. Howard Thomson, our sole director and officer, was a director of Worldbid International Inc. from December 13, 1999 to November 2, 2001 and the Secretary and Treasurer from December 13, 1999 to November 9, 2006. Mr. Thomson was also an officer and director of Worldbid's former parent company, Worldbid Corporation, from February 12, 1999 to August 31, 2006.

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

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(38,433)	(29,856)	28.7%	(50,657)	(65,377)	(22.5)%
Other	-	-	n/a	-	4,033	(100)%
Income
Net Loss	$(38,433)	$(29,856)	28.7%	$(50,657)	$(61,344)	(17.4)%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future. We are an exploration stage company and are presently seeking to complete the proposed acquisition of Worldbid.

Expenses

The major components of our expenses for the three and six months ended October 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Accounting	$16,570	$3,960	318.4%	$16,570	$15,960	3.8%
Bank Charges	14	10	40.0%	128	56	128.6%
Legal	12,090	15,095	(19.9)%	15,606	29,380	(46.9)%
Office Administration	7,500	7,500	0.0%	15,000	15,000	0.0%
Office Expenses	-	39	(100.0)%	-	247	(100.0)%
Regulatory	1,659	1,834	(9.5)%	1,778	1,953	(9.0)%
Expenses/Fees
Rent	375	750	(50.0)%	1,125	1,500	(25.0)%
Telephone	225	593	(62.1)%	450	593	(24.1)%
Travel &	-	75	(100.0)%	-	688	(100.0)%
Entertainment
Total Operating	$38,433	$29,856	28.7%	$50,657	$65,377	(22.5)%
Expenses

Our operating expenses increased from $29,856, during the three months ended October 31, 2008, to $38,433, during the three months ended October 31, 2009. This increase in our operating expenses is due to an increase in accounting expenses, which was partially offset by a decrease in legal expenses.

Accounting and legal expenses primarily related to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

Office administration expenses consist of amounts incurred to our sole executive officer and director for his management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2009	At April 30, 2009	Increase / (Decrease)
Current Assets	$9,213	$4,632	98.9%
Current Liabilities	(118,519)	(63,281)	87.3%
Working Capital Deficit	$(109,306)	$(58,649)	86.4%

Cash Flows
	Six Months Ended
	October 31, 2009	October 31, 2008
Net Cash Used by Operating Activities	$(12,669)	$(87,802)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	17,250	95,000
Net Increase in Cash During Period	$4,581	$7,198

We had cash on hand of $4,713 and a working capital deficit of $109,306 as of October 31, 2009 compared to a working capital deficit of $58,649 as of April 30, 2009. The increase in our working capital deficit is due to: (i) an increase in accounts payable as a result of our lack of capital to meet ongoing costs, and (ii) the fact that our sole source of financing came in the form of short term loans.

Financing Requirements

Currently, we do not have sufficient financial resources to complete our proposed acquisition of Worldbid. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

On April 8, 2009, our Board of Directors has approved a private placement offering of up to 3,000,000 Units at a price of $0.04 per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.05 per share. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. The proceeds of the private placement offering will be used to retire corporate indebtedness and for general corporate purposes. There is no assurance that the private placement offering or any part of it will be completed.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended April 30, 2009 (the “2009 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at October 31, 2009, we had cash in the amount of $4,713. We have entered into a share purchase agreement to acquire all of the issued and outstanding shares of Worldbid. In order to complete our acquisition of Worldbid, we will need to raise additional financing.

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

We have incurred a net loss of $1,930,201 for the period from February 20, 2001 (inception) to October 31, 2009 and have no revenues to date. Our future is dependent upon our ability to obtain suitable business opportunity and obtain substantial financing in order to meet our current obligations and to continue our operations. These factors raise substantial doubt that we will be able to continue as a going concern.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)
3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)
3.3	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 80,000,000 shares, par value $0.001 per share.(9)
3.4	Bylaws.(1)
10.1	2006 Stock Incentive Plan.(4)
10.2	Stock Option Agreement between the Company and Howard Thomson dated March 31, 2006.(4)
10.3	Management Consulting Agreement dated March 21, 2006 between the Company and Howard Thomson.(4)

Exhibit Number	Description of Exhibit

10.4	Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(5)
10.5	Amendment Agreement dated September 26, 2008 to the Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(6)
10.6	Share Purchase Agreement dated April 29, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(7)
10.7	Amendment Agreement to Share Purchase Agreement dated August 12, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(8)
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 15, 2008.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 2, 2008.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 13, 2009.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 2, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRACE VENTURES INC.

Date:	December 15, 2009	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting
Officer)