Form 10-Q
period 2010-01-31
TERRACE VENTURES INC
filed 2010-03-22
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 19, 2010, the Registrant had 9,470,660 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended January 31, 2010 are not necessarily indicative of the results that can be expected for the year ended April 30, 2010.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Terrace,” and the “Company” mean Terrace Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Terrace Ventures Inc.

We have reviewed the accompanying balance sheet of Terrace Ventures Inc. as of January 31, 2010, and the statements of operations and accumulated deficit, changes in stockholders’ equity (deficit), and statements of cash flows for the nine month periods ended January 31, 2010 and January 31, 2009, and for the period February 20, 2001 (date of inception) to January 31, 2010. These interim financial statements are the responsibility of the management of Terrace Ventures Inc.

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

Sarna & Company, Certified Public Accountants
Westlake Village, California
March 22, 2010

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS

	(Unaudited)	(Audited)
	January 31, 2010	April 30, 2009

Current Assets:
Cash	$2,642	$132
Loan Receivable	8,300	4,500

Total Current Assets	10,942	4,632

Other Asset - Investment	-0-	-0-

TOTAL ASSETS	$10,942	$4,632

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$110,789	$63,281
Loan Payable	32,200	-0-

Total Current Liabilities	142,989	63,281

Stockholders' Deficit:
Common Stock, $0.001 par value 80,000,000 and 400,000,000 shares authorized, 9,470,660 and 47,353,200 shares issued	9,471	47,353
Additional Paid in Capital	1,811,424	1,773,542
Deficit Accumulated During the Exploration Stage	(1,952,942)	(1,879,544)

Total Stockholders' Equity/(Deficit)	(132,047)	(58,649)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$10,942	$4,632

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,		INCEPTION to
	2010	2009	2010	2009	JANUARY 31, 2010
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-
Operating Expenses	(22,741)	(224,205)	(73,398)	(309,582)	(938,453)
Loss Before Other Income and Expenses	(22,741)	(224,205)	(73,398)	(309,582)	(938,453)
Other Income:
Interest Income	-0-	-0-	-0-	-0-	14,491
Other Expense:
Unrealized Loss On Investment	-0-	-0-	-0-	-0-	(1,028,980)
Loss Before Provision for Income Taxes	(22,741)	(224,205)	(73,398)	(309,582)	(1,952,942)
Provision for Income Taxes	-0-	-0-	-0-	-0-	-0-
Net Loss	(22,741)	(224,205)	(73,398)	(309,582)	(1,952,942)
Accumulated Deficit, Beginning of Period	(1,930,201)	(1,588,998)	(1,879,544)	(1,523,621)	-0-
Accumulated Deficit, End of Period	$(1,952,942)	$(1,833,203)	$(1,952,942)	$(1,833,203)	$(1,952,942)

Net Loss per Share	$(0.00)	$(0.02)	$(0.01)	$(0.04)	$(0.31)
Weighted Average Shares Outstanding	9,470,660	9,350,640	9,470,660	8,350,640	6,292,862

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

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances April 30, 2007	34,183,200	$34,183	$1,317,387	$(1,423,171)	$(71,601)

Common Stock Issued $0.10 per share July 12, 2007	2,570,000	2,570	254,755	----	257,325

Net Loss, Period Ended April 30, 2008	----	----	----	(100,450)	(100,450)

Balances April 30, 2008	36,753,200	$36,753	$1,572,142	$(1,523,621)	$85,274

Common Stock Issued $0.10 per share October 10, 2008	10,000,000	10,000	190,000	----	200,000

Common Stock Issued $0.02 per share April 8, 2009	600,000	600	11,400	----	12,000

Net Loss, Period Ended April 30, 2009	----	----	----	(355,923)	(355,923)

Balances April 30, 2009	47,353,200	47,353	1,773,542	(1,879,544)	(58,649)

1-for-5 Reverse Stock Split, October 1, 2009	(37,882,540)	(37,882)	37,882	----	----

Net Loss, Period Ended January 31, 2010	----	----	----	(73,398)	(73,398)

Balances January 31, 2010	9,470,660	$9,471	$1,811,424	$(1,952,942)	$(132,047)

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	JANUARY 31,		INCEPTION to
	2010	2009	JANUARY 31, 2010

Cash Flows from
Operating Activities:

Net Loss	$(73,398)	$(309,582)	$(1,952,921)

Adjustments to Reconcile Net
Income to Net Cash Provided/(Used) by Operating Activities:
Unrealized Loss on Investment	-0-	-0-	1,028,980
(Increase)/Decrease in: Trust Account Receivable	-0-	13,775	-0-
Notes Receivable	-0-	214,892	-0-
Loan Receivable	(3,800)	-0-	(8,300)
Increase(Decrease) in: Accounts Payable	47,508	(24,063)	110,789

Net Cash Provided/(Used) by Operating Activities	(29,690)	(104,978)	(821,473)

Cash Flows from Investing Activities:

Stock Investment	-0-	-0-	(1,028,980)

Net Cash Used by Investing Activities	-0-	-0-	(1,028,980)

Cash Flows from Financing Activities:

Loans from Shareholders	32,300	41,000	189,695
Payments on Loans	(100)	(140,600)	(157,495)
Proceeds Related to Issuance of Common Stock	-0-	205,000	1,820,895

Net Cash Provided by Financing Activities	32,200	105,400	1,853,095

Net Increase in Cash	$2,510	$422	$2,642

Cash at Beginning of Period	132	100	-0-

Cash at End of Period	$2,642	$522	$2,642

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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended January 31, 2010 and January 31, 2009 represents the minimum state income tax expense of the Company, which is not considered significant.

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – GOING CONCERN - CONTINUED

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,952,942 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Under the terms of the Agreement, closing was to occur ten days following receipt of financial statements of Worldbid as required under the Agreement or such other date as is mutually agreed upon by the parties, but in any event not more than 105 days from the date of the Agreement. On August 12, 2009, the Company entered into an Amendment Agreement to the Agreement with Geobiz, Marktech and Worldbid, whereby the parties agreed to extend the closing date of the Agreement to no later than December 31, 2009. On March 17, 2010, the parties entered into an amendment agreement dated for reference December 31, 2009, to further extended the closing date of the Agreement to no later than June 30, 2010.

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

NOTE 7 – SUBSEQUENT EVENTS

On March 16, 2010, the Board of Directors approved a private placement offering of up to $200,000 of 10% convertible notes. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. The proceeds of the private placement offering will be used to retire corporate indebtedness and for general corporate purposes.

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,		INCEPTION to
	2010	2009	2010	2009	JANUARY 31, 2010

Operating Expenses:
Accounting & Audit	$4,090	$4,080	$20,660	$20,040	$127,440
Bad Debt Expense	-0-	214,892	-0-	214,892	214,892
Bank Charges	117	20	245	76	699
Consulting	-0-	-0-	-0-	-0-	114,150
Exploration and Development	-0-	-0-	-0-	-0-	24,266
Legal	9,510	15,607	25,116	44,987	251,718
Office Administration	7,500	7,500	22,500	22,500	137,100
Office Expenses	-0-	43	-0-	290	4,271
Regulatory Expenses/Fees	924	661	2,702	2,614	29,152
Rent	375	750	1,500	2,250	24,450
Telephone	225	652	675	1,245	5,606
Travel & Entertainment	-0-	-0-	-0-	688	4,708

Total Operating Expenses	$22,741	$244,205	$73,398	$309,582	$938,453

See Notes to Financial Statements

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We do not have any business operations or significant assets. On April 29, 2009, we and our wholly-owned subsidiary, Geobiz Systems Inc. ("Geobiz"), entered into a Share Purchase Agreement (the "Worldbid Agreement") with Marktech Acquisition Corp. (the "Vendor") and Worldbid International Inc. ("Worldbid") whereby Geobiz will acquire all of the issued and outstanding shares of Worldbid. Under the terms of the Worldbid Agreement, we will pay an aggregate of $250,000 for Worldbid as follows:

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

Closing of the Worldbid Agreement is subject to a number of conditions, including:

(a)	Worldbid delivering the financial statements required under the Securities Exchange Act of 1934 (the “Exchange Act”) and the SEC rules promulgated thereunder; and

(b)	Completion of satisfactory due diligence by us and Geobiz.

Under the terms of the Worldbid Agreement, closing was to occur ten days following receipt of financial statements of Worldbid as required under the Worldbid Agreement or such other date as is mutually agreed upon by the parties, but in any event not more than 105 days from the date of the Worldbid Agreement. On August 12, 2009, we entered into an amendment agreement to the Worldbid Agreement pursuant to which the closing date of the Worldbid Agreement had been extended to no later than December 31, 2009. On March 17, 2010, we entered into a second amendment agreement dated for reference December 31, 2009 to amend the Worldbid Agreement pursuant to which the closing date of the Worldbid Agreement has been extended to no later than June 30, 2010. There is no assurance that the closing will be completed as planned or at all.

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

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(22,741)	(244,205)	(90.7)%	(73,398)	(309,582)	(76.3)%
Other Income	-	-	n/a	-	-%
Net Loss	$(22,741)	$(244,205)	(90.7)%	$(73,398)	$(309,582)	(76.3)%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future. We are an exploration stage company and are presently seeking to complete the proposed acquisition of Worldbid.

Expenses

The major components of our expenses for the three and nine months ended January 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Accounting & Audit	$4,090	$4,080	0.2%	$20,660	$20,040	3.1%
Bad Debts	-	214,892	(100)%	-	214,892	(100)%
Bank Charges	177	20	785%	245	76	222.4%
Legal	9,510	15,607	(39.1)%	25,116	44,987	(44.2)%
Office Administration	7,500	7,500	n/a	22,500	22,500	n/a
Office Expenses	-	43	(100)%	-	290	(100)%
Regulatory Expenses/Fees	924	661	39.8%	2,702	2,614	3.4%
Rent	375	750	(50.0)%	1,500	2,250	(33.3)%
Telephone	225	652	(65.5)%	675	1,245	(45.8)%
Travel & Entertainment	-	-	n/a	-	688	(100)%
Total Expenses	$22,741	$244,205	(90.7)%	$73,398	$309,582	(76.3)%

Our operating expenses decreased from $244,205, during the three months ended January 31, 2009, to $22,741, during the three months ended January 31, 2010. The decease in our operating expenses is due to the fact that we recorded bad debts of $214,892 during the three months ended January 31, 2009.

Accounting and legal expenses primarily related to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

Office administration expenses consist of amounts incurred to our sole executive officer and director for his management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2010	At April 30, 2009	Increase / (Decrease)
Current Assets	$10,942	$4,632	136.2%
Current Liabilities	(142,989)	(63,281)	126.0%
Working Capital Deficit	$(132,047)	$(58,649)	125.1%

Cash Flows
	Nine Months Ended
	January 31, 2010	January 31, 2009
Net Cash Used by Operating Activities	$(29,690)	$(104,978)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	32,200	105,400
Net Increase in Cash During Period	$2,510	$422

We had cash on hand of $2,642 and a working capital deficit of $132,047 as of January 31, 2010 compared to a working capital deficit of $58,649 as of April 30, 2009. The increase in our working capital deficit is due to: (i) an increase in accounts payable and accrued expenses as a result of our lack of capital to meet ongoing costs, and (ii) the fact that our sole source of financing came in the form of short term loans.

Financing Requirements

Currently, we do not have sufficient financial resources to complete our proposed acquisition of Worldbid. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

On March 16, 2009, Board of Directors approved a private placement offering of up to $200,000 of 10% convertible notes (the “Convertible Notes Offering”). The Convertible Notes Offering will be completed pursuant the terms of Regulation S of the Securities Act. There is no assurance that the Convertible Notes Offering or any part of it will be completed.

On April 8, 2009, our Board of Directors approved a private placement offering of up to 3,000,000 pre-split (600,000 post-split) Units at a price of $0.04 pre-split ($0.20 post-split) per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant.

Each share purchase warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.05 pre-split ($0.25 post split) per share. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. The proceeds of the private placement offering will be used to retire corporate indebtedness and for general corporate purposes. There is no assurance that the private placement offering or any part of it will be completed.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended April 30, 2009 (the “2009 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at January 31, 2010, we had cash in the amount of $2,642. We have entered into a share purchase agreement to acquire all of the issued and outstanding shares of Worldbid. In order to complete our acquisition of Worldbid, we will need to raise additional financing.

On March 16, 2010, our Board of Directors approved a private placement offering of up to $200,000 of 10% convertible notes (the "Convertible Notes Offering"). The Convertible Notes Offering will be completed pursuant to Regulation S promulgated under the Securities Act of to persons who are not “U.S. Persons” as contemplated under Regulation S of the Securities Act. There is no assurance that the Convertible Notes Offering or any part of it will be completed.

On April 8, 2009, our Board of Directors approved a private placement offering of up to 3,000,000 pre-split (600,000 post split) Units at a price of $0.04 pre-split ($0.20 post-split) US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.05 pre-split ($0.20 post-split) US per share. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. There is no assurance that the private placement offering or any part of it will be completed.

There is no assurance that we will be able to complete the share purchase under the Worldbid Agreement.

There is no assurance that the Worldbid Agreement will be completed as planned or at all. We may decide not to complete the share purchase under the Worldbid Agreement. Even if we decide to complete the share purchase under the Worldbid Agreement, there is no assurance that we will have the ability or sufficient financing to complete the share purchase.

We have yet to attain profitable operations and because we will need additional financing to continue our business operations, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $1,952,942 for the period from February 20, 2001 (inception) to January 31, 2010 and have no revenues to date. Our future is dependent upon our ability to obtain suitable business opportunity and obtain substantial financing in order to meet our current obligations and to continue our operations. These factors raise substantial doubt that we will be able to continue as a going concern.

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

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, the penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

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

1.

if "penny stock" is sold to an investor in violation of his or her rights listed above, or other federal or states securities laws, the investor may be able to cancel his or her purchase and get his or her money back.

2.	if the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.

3.	if the investor has signed an arbitration agreement, however, he or she may have to pursue his or her claim through arbitration.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	REMOVED AND RESERVED

Not Applicable.

ITEM 5.	OTHER INFORMATION.

Private Placement Offering

On March 16, 2010, our sole Director approved a private placement offering of up to $200,000 of 10% convertible notes (the "Convertible Notes Offering"). The Convertible Notes Offering will be completed pursuant to Regulation S promulgated under the Securities Act to persons who are not “U.S. Persons” as contemplated under Regulation S of the Securities Act

We may pay a commission or finders fee of up to 10% of the Convertible Notes Offering proceeds to duly licensed brokers or investment dealers who introduce purchasers or to other person where permitted by law.

The proceeds of the Convertible Notes Offering will be used to fund our business and for working capital purposes. The Offering will be completed pursuant to the provisions of Regulation S of the Securities Act. There is no assurance that the Offering will be completed on the above terms or at all.

The above does not constitute an offer to sell or a solicitation of an offer to buy any of the Company’s securities in the United States. The securities have not been registered under the Securities Act and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

Worldbid Share Purchase Agreement Extension

On March 17, 2010, we and our wholly-owned subsidiary, Geobiz Systems Inc. ("Geobiz"), entered into an amendment agreement dated for reference December 31, 2009 to the Share Purchase Agreement (the “Worldbid Agreement”) with Marktech Acquisition Corp. (the "Vendor") and Worldbid International Inc. ("Worldbid") whereby Marktech agreed to extend the closing date of the proposed acquisition of Worldbid from December 31, 2009 to June 30, 2010. There is no assurance that the closing will be completed as planned or at all.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)
3.3	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 80,000,000 shares, par value $0.001 per share.(9)
3.4	Bylaws.(1)
10.1	2006 Stock Incentive Plan.(4)
10.2	Stock Option Agreement between the Company and Howard Thomson dated March 31, 2006.(4)
10.3	Management Consulting Agreement dated March 21, 2006 between the Company and Howard Thomson.(4)

Exhibit
Number	Description of Exhibit
10.4	Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(5)
10.5	Amendment Agreement dated September 26, 2008 to the Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(6)
10.6	Share Purchase Agreement dated April 29, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(7)
10.7	Amendment Agreement to Share Purchase Agreement dated August 12, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(8)
10.8	Amendment Agreement to Share Purchase Agreement dated for reference December 31, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 15, 2008.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 2, 2008.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 13, 2009.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 2, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRACE VENTURES INC.

Date:	March 22, 2010	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting
Officer)