Form 10-K
period 2010-04-30
TERRACE VENTURES INC
filed 2010-09-14
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

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
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes [X]     No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $250,826 based on a price of $0.0325, being the closing price for the Registrant’s common stock as quoted on the OTC Bulletin Board on October 31, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 10, 2010, the Registrant had 9,470,660 shares of common stock outstanding.

TERRACE VENTURES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2010

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

We do not have any business operations or significant assets. We had previously entered into a Share Purchase Agreement dated April 29, 2010, as amended, with Marktech Acquisition Corp. (the "Vendor"), Worldbid International Inc. ("Worldbid") and Geobiz Systems Inc., our wholly-owned subsidiary ("Geobiz") whereby Geobiz agreed to acquire all of the issued and outstanding shares of Worldbid in consideration of $250,000. The parties of the agreement were unable to close the transaction by the closing date, being June 30, 2010. Accordingly, we are actively seeking and evaluating alternative business opportunities. Our ability to seek out and acquire an alternative business opportunity is subject to our obtaining financing, of which there is no assurance.

Recent Corporate Developments

The following corporate developments occurred since the filing of our Form 10-Q for the nine months ended January 31, 2010:

1.

On June 8 2010, our Board of Directors approved a private placement offering of up to 5,000,000 Units at a price of $0.01 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant (the “Foreign Private Placement”). Each share purchase warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.01 US per share. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. We have received any proceeds under the Foreign Private Placement. We have not issued any Units under the Foreign Private Placement and there is no assurance that the private placement offering or any part of it will be completed.

2.

Also, on June 8 2010, our Board of Directors approved a private placement offering of up to 5,000,000 Units at a price of $0.01 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant (the “U.S. Private Placement”). Each share purchase warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.01 US per share. The private placement offering will be made to persons who are “Accredited Investors” as defined in Regulation D. We have not received any proceeds under the U.S. Private Placement. We have not issued any Units under the U.S. Private Placement and there is no assurance that the private placement offering or any part of it will be completed.

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

As at April 30, 2010, we had cash in the amount of $1,169. We are in the process of seeking out and evaluating alternative business opportunities. In order to acquire an alternative business opportunity, of which there is no assurance, and to meet our ongoing expenditures, we will need to raise substantial financing.

Our Board of Directors has approved the Foreign Private Placement of up to 5,000,000 Units for gross proceeds of $50,000 and the U.S. Private Placement of up to 5,000,000 Units for gross proceeds of $50,000. There is no assurance that we will be able to complete the sale of any securities under the Foreign Private Placement or the U.S. Private Placement. There is no assurance that we will be able to complete the sale of any securities under these offerings. If we are unable to obtain sufficient financing to meet our ongoing expenditures, our business will fail.

We have yet to attain profitable operations and because we will need additional financing to continue our business operations, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $1,979,058 for the period from February 20, 2001 (inception) to April 30, 2010 and have no revenues to date. Our future is dependent upon our ability to obtain suitable business opportunity and obtain substantial financing in order to meet our current obligations and to continue our operations. These factors raise substantial doubt that we will be able to continue as a going concern.

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

The shares of our common stock constitute “penny stocks” under the Securities Exchange Act of 1934 (the “Exchange Act”). The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

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

MARKET INFORMATION

Our shares are quoted on the OTC Bulletin Board under the symbol “TVER”. The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

Quarter Ended	High	Low

Fiscal Year 2010
April 30, 2010	$0.04	$0.03
January 31, 2010	$0.11	$0.03
October 31, 2009	$0.15	$0.04
July 31, 2009	$0.10	$0.05

Fiscal Year 2009
April 30, 2009	$0.275	$0.05
January 31, 2009	$0.15	$0.075
October 31, 2008	$0.30	$0.075
July 31, 2008	$0.325	$0.075

The above quotations have been adjusted to reflect the 1-for-5 reverse stock split effected October 1, 2009. Quotations provided by the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The high and low bid price information provided above was obtained from the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of September 10, 2010, there were one hundred and five (105) registered holders of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

Other than as disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, we did not complete any sales of unregistered securities during the year ended April 30, 2010.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

We are currently in the process of reorganizing our business and are seeking and evaluating alternative business opportunities. As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, as at April 30, 2010, we currently have a working capital deficit of $158,163 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Exchange Act. In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended April 30,		Percentage
	2010	2009	Increase / (Decrease)
Revenue	$--	$--	n/a
Expenses	(99,514)	(355,923)	(72.0)%
Net Loss	$(99,514)	$(355,923)	(72.0)%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future. We are an exploration stage company and are presently seeking and evaluating alternative business opportunities.

Operating Expenses

The major components of our expenses for the year ended April 30, 2009 and 2008 are outlined in the table below:

	Year Ended April 30		Percentage
	2010	2009	Increase / (Decrease)
Accounting	$25,320	$24,120	5.0%
Bad Debt Expense	--	214,892	(100)%
Bank Charges	290	111	161.3%
Cancelled Merger Costs	8,300	--	n/a
Legal	29,115	76,916	(62.1)%
Office Administration	30,000	30,000	n/a
Office Expenses	--	340	(100)%

Regulatory Expenses/Fees	3,714	4,386	(15.3)%
Rent	1,875	3,000	(37.5)%
Telephone	900	1,470	(38.8)%
Travel & Entertainment	--	688	(100)%
Total Operating Expenses	$99,514	$355,923	(72.0)%

Our operating expenses decreased from $355,923, during the year ended April 30, 2009, to $99,514, during the year ended April 30, 2010. The decease in our operating expenses is due to the fact that we recorded bad debts of $214,892 during the year ended April 30, 2009.

Accounting and legal expenses primarily related to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

Office administration expenses consist of amounts incurred to our sole executive officer and director for his management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended April 30
	2010	2009
Net Cash used in Operating Activities	$1,037	$(130,643)
Net Cash used in Investing Activities	--	--
Net Cash from Financing Activities	--	116,900
Net Increase (Decrease) in Cash During Period	$1,037	$(13,743)

Working Capital
			Percentage
	At April 30, 2010	At April 30, 2009	Increase / (Decrease)
Current Assets	$1,169	$4,632	(74.8)%
Current Liabilities	(159,332)	(63,281)	151.8%
Working Capital Deficit	$(158,163)	$(58,649)	169.7%

We had cash on hand of $1,169 and a working capital deficit of $158,163 as of April 30, 2010 compared to a working capital deficit of $58,649 as of April 30, 2009. The increase in our working capital deficit is due to: (i) an increase in accounts payable and accrued expenses as a result of our lack of capital to meet ongoing costs, and (ii) the fact that our sole source of financing came in the form of short term loans.

Financing Requirements

Currently, we do not have sufficient financial resources to meet our ongoing operating expenditures. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

Our Board of Directors has approved two private placement offerings for up to an aggregate of 10,000,000 Units for proceeds of up to $100,000 as follows:

Foreign Private Placement

On June 8 2010, our Board of Directors approved a private placement offering of up to 5,000,000 Units at a price of $0.01 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant (the “Foreign Private Placement”). Each share purchase warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.01 US per share. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. We have received any proceeds under the Foreign Private Placement. There is no assurance that the private placement offering or any part of it will be completed.

U.S. Private Placement

Also, on June 8 2010, our Board of Directors approved a private placement offering of up to 5,000,000 Units at a price of $0.01 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant (the “U.S. Private Placement”). Each share purchase warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.01 US per share. The private placement offering will be made to persons who are “accredited investors” as defined in Regulation D. We have not received any proceeds under the U.S. Private Placement. There is no assurance that the private placement offering or any part of it will be completed.

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

Our significant accounting policies are disclosed in Note 1 to the audited financial statements included in this Annual Report.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited Financial Statements for the Years Ended April 30, 2010 and 2009, including:

1.	Report of Independent Registered Public Accounting Firm;

2.	Balance Sheets as at April 30, 2010 and 2009;

3.	Statements of Operations and Accumulated Deficit for the years ended April 30, 2010 and 2009 and the period from inception on February 20, 2001 to April 30, 2010;

4.	Statements of Changes in Stockholders’ Equity/Deficit for the period from inception through April 30, 2010;

5.	Statements of Cash Flows for the years ended April 30, 2009 and 2008 and the period from inception to April 30, 2010;

6.	Notes to the Financial Statements; and

7.	Supplemental Statement: Statements of Operating Expenses for the years ended April 30, 2010 and 2009 and the period from inception to April 30, 2010.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS

	APRIL 30,	APRIL 30,
	2010	2009

Current Assets:
Cash	$1,169	$132
Loan Receivable	-0-	4,500

Total Current Assets	1,169	4,632

Other Asset – Investment	-0-	-0-

TOTAL ASSETS	$1,169	$4,632

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$118,132	$63,281
Loans Payable	27,000	-0-
Loans Payable – Related Parties	14,200	-0-

Total Current Liabilities	159,332	63,281

Stockholders' Equity:
Common Stock, $0.001 par value 400,000,000 shares authorized, 9,470,660 and 47,353,200 shares issued	9,471	47,353
Additional Paid in Capital	1,811,424	1,773,542
Deficit Accumulated During the Exploration Stage	(1,979,058)	(1,879,544)

Total Stockholders' Equity (Deficit)	(158,163)	(58,649)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,169	$4,632

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APRIL 30, 2010	APRIL 30, 2009	APRIL 30, 2010

Revenues	$-0-	$-0-	$-0-

Operating Expenses	(99,514)	(355,923)	(964,569)

Loss Before Other Income And Expenses	(99,514)	(355,923)	(964,569)

Other Income
Interest Income	-0-	-0-	14,491

Other Expense
Unrealized Loss on Investment	-0-	-0-	(1,028,980)

Loss Before Provision for Income Taxes	(99,514)	(355,923)	(1,979,058)

Provision for Income Taxes	-0-	-0-	-0-

Net Loss	(99,514)	(355,923)	(1,979,058)

Accumulated Deficit, Beginning of Period	(1,879,544)	(1,523,621)	-0-

Accumulated Deficit, End of Period	$(1,979,058)	$(1,879,544)	$(1,979,058)

Net Loss per Share	$(0.01)	$(0.05)	$(0.31)

Weighted Average Shares Outstanding	9,470,660	8,615,640	6,378,749

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

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated	Total
	Common Stock		Additional	During the	Stockholders'
		Dollar	Paid in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balances April 30, 2007	34,183,200	$34,183	$1,317,387	$(1,423,171)	$(71,601)

Common Stock Issued $0.10 per share July 12, 2007	2,570,000	2,570	254,755	----	257,325

Net Loss, Period Ended April 30, 2008	----	----	----	(100,450)	(100,450)

Balances April 30, 2008	36,753,200	$36,753	$1,572,142	$(1,523,621)	$85,274

Common Stock Issued $0.10 per share October 10, 2008	10,000,000	10,000	190,000	----	200,000

Common Stock Issued $0.20 per share April 8, 2009	600,000	600	11,400	----	12,000

Net Loss, Period Ended April 30, 2009	----	----	----	(355,923)	(355,923)

Balances April 30, 2009	47,353,200	47,353	1,773,542	(1,879,544)	(58,649)

1-for-5 Reverse Stock Split, October 1, 2009	(37,882,540)	(37,882)	37,882	----	----

Net Loss, Period Ended April 30, 2010	----	----	----	(99,514)	(99,514)

Balances April 30, 2010	9,470,660	9,471	1,811,424	(1,979,058)	(158,163)

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APRIL 30, 2010	APRIL 30, 2009	APRIL 30, 2010
Cash Flows from
Operating Activities:

Net Loss	$(99,514)	$(355,923)	$(1,979,058)
Adjustments to Reconcile Net Loss
To Net Cash Provided/(Used) by
Operating Activities:
Unrealized Loss on Investment	-0-	-0-	1,028,980
(Increase)/Decrease in:
Loans Receivable	4,500	(4,500)
Notes Receivable	-0-	214,892	-0-
Increase/(Decrease) in:
Accounts Payable	54,851	14,888	118,132
Loans Payable	27,000	-0-	27,000
Loans Payable – Related Parties	14,200	-0-	14,200

Net Cash Used by
Operating Activities	1,037	(130,643)	(790,746)

Cash Flows from
Investing Activities:

Investment in Stock	-0-	-0-	(1,028,980)

Net Cash Used by
Investing Activities	-0-	-0-	(1,028,980)

Cash Flows from
Financing Activities:

Loans from Shareholders	-0-	41,000	-0-
Payments on Loans	-0-	(136,100)	-0-
Proceeds from Issuance of
Common Stock	-0-	212,000	1,820,895

Net Cash Provided by
Financing Activities	-0-	116,900	1,820,895

Net Increase (Decrease) in Cash	1,037	(13,743)	1,169

Cash at Beginning of Period	132	13,875	-0-

Cash at End of Period	$1,169	$132	$1,169

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

NOTE 2 – LOANS PAYABLE

Loans payable consist of short term monies advanced. These loans are unsecured, bear no interest rate and no specified maturity date.

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

Loans payable related parties consist of various short term monies advanced by shareholders. These loans are unsecured, bear no interest rate and no specified maturity date.

NOTE 4 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended April 30, 2010 and April 30, 2009 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently rents administrative office space under a monthly renewable contract.

Litigation

The Company is not presently involved in any litigation.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 7 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,979,058 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 8 – REVERSE STOCK SPLIT

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 – SUBSEQUENT EVENTS

On June 8, 2010 our Board of Directors approved two private placement offerings for up to an aggregate of 10,000,000 Units for proceeds of up to $100,000 as follows:

Foreign Private Placement

On June 8, 2010, our Board of Directors approved a private placement offering of up to 5,000,000 Units at a price of $0.01 US per unit, with each Unit consisting of one share of our common stock and one share purchase warrant (the “Foreign Private Placement”). Each share purchase warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.01 US per share. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. We have received any proceeds under the Foreign Private Placement. There is no assurance that the private placement offering or any part of it will be completed.

U.S. Private Placement

Also, on June 8, 2010, our Board of Directors approved a private placement offering of up to 5,000,000 Units at a price of $0.01 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant (the “U.S. Private Placement”). Each share purchase warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $.01 US per share. The pivate placement offering will be made to persons who are “Accredited Investors” as defined in Regulation D. We have not received any proceeds under the U.S. Private Placement. There is no assurance that the private placement offering or any part of it will be completed.

12

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APRIL 30, 2010	APRIL 30, 2009	APRIL 30, 2009

Operating Expenses:
Accounting	$25,320	$24,120	$132,100
Bad Debt Expense	-0-	214,892	214,892
Bank Charges	290	111	744
Cancelled Merger Costs	8,300	-0-	8,300
Consulting	-0-	-0-	114,150
Exploration Expense	-0-	-0-	24,266
Legal	29,115	76,916	255,717
Office Administration	30,000	30,000	144,600
Office Expenses	-0-	340	4,271
Regulatory Expenses/Fees	3,714	4,386	30,165
Rent	1,875	3,000	24,825
Telephone	900	1,470	5,831
Travel & Entertainment	-0-	688	4,708

Total Operating Expenses	$99,514	$355,923	$964,569

See Notes to Financial Statements.

14

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT.         CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended April 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended April 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.           OTHER INFORMATION.

On June 8, 2010, our Board of Directors terminated the convertible notes offering approved on March 16, 2010 and approved two private placement offerings for up to an aggregate of 10,000,000 Units for proceeds of up to $100,000 as follows:

Foreign Private Placement

On June 8, 2010, our Board of Directors approved a private placement offering of up to 5,000,000 Units at a price of $0.01 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant (the “Foreign Private Placement”). Each share purchase warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.01 US per share. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. We have received any proceeds under the Foreign Private Placement. We have not issued any Units under the Foreign Private Placement and there is no assurance that the private placement offering or any part of it will be completed.

U.S. Private Placement

Also, on June 8, 2010, our Board of Directors approved a private placement offering of up to 5,000,000 Units at a price of $0.01 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant (the “U.S. Private Placement”). Each share purchase warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.01 US per share. The private placement offering will be made to persons who are “Accredited Investors” as defined in Regulation D. We have not received any proceeds under the U.S. Private Placement. We have not issued any Units under the U.S. Private Placement and there is no assurance that the private placement offering or any part of it will be completed.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director.

Name	Age	Positions
Howard Thomson	64	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Sole Director

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, no other reports were required for those persons.

ITEM 11.           EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during the fiscal years ended April 30, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End April 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Howard Thomson President, Secretary, Treasurer, CEO & CFO	2010 2009	$30,000 $30,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$30,000 $30,000

Outstanding Equity Awards at Fiscal Year End

As at April 30, 2010, we had no outstanding equity awards.

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

EQUITY COMPENSATION PLANS

On March 21, 2006, our Board of Directors approved the 2006 Stock Incentive Plan (the "2006 Option Plan"). The 2006 Option Plan provides that the option price be the fair market value of the stock at the date of grant as determined by our Board of Directors. Options granted become exercisable and expire as determined by our Board of Directors.

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Nil	N/A	N/A
Equity Compensation Plans Not Approved By Security Holders	Nil	N/A	1,503,499

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

All of our employees and members of our Board of Directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options. The maximum number of shares of our Common Stock with respect to which options or rights may be granted under the 2006 Option Plan to any participant is 1,000,000 shares with the number of authorized shares under the 2006 Option Plan increasing on the first day of each quarter beginning with the fiscal quarter commencing May 1, 2006 by the lesser of the following amounts: (1) 15% of the total increase in the number of shares of Common Stock outstanding during the previous fiscal quarter; or (2) a lesser number of shares of Common Stock as may be determined by the Board, subject to certain adjustments to prevent dilution.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 10, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Howard Thomson CEO, CFO, President, Secretary, Treasurer & Director	3,200,001 Shares (direct)	33.8%
Common Stock	All Officers and Directors as a Group (1 person)	3,200,001 Shares	33.8%
5% SHAREHOLDERS
Common Stock	Howard Thomson CEO, CFO, President, Secretary, Treasurer & Director Brookside, Ballymabin Dunmore East, County Waterford Ireland	3,200,001 Shares (direct)	33.8%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 10, 2010. As of September 10, 2010, there were 9,470,660 shares of our common stock issued and outstanding.

CHANGES IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

None of the following parties has, during our last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which the Company is a participant:

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

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Howard Thomson, is also our sole executive officer. As a result, we do not have any independent directors.

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

During the fiscal years ended April 30, 2010 and 2009, we retained our independent auditor, Sarna & Company, Certified Public Accountants, to provide services in the following categories and amounts:

	Year Ended April 30, 2010	Year Ended April 30, 2009
Audit Fees	$12,800	$12,800
Audit-Related Fees	$NIL	$NIL
Tax Fees	$NIL	$NIL
All Other Fees	$NIL	$NIL
Total	$12,800	$12,800

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

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)

3.3	Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 80,000,000 shares, par value $0.001 per share.(9)

3.4	Bylaws.(1)

10.1	2006 Stock Incentive Plan.(4)

10.2	Stock Option Agreement between the Company and Howard Thomson dated March 31, 2006.(4)

10.3	Management Consulting Agreement dated March 21, 2006 between the Company and Howard Thomson.(4)

10.4	Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(5)

10.5	Amendment Agreement dated September 26, 2008 to the Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(6)

10.6	Share Purchase Agreement dated April 29, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(7)

10.7	Amendment Agreement to Share Purchase Agreement dated August 12, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(8)

10.8	Amendment Agreement to Share Purchase Agreement dated for reference December 31, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(10)

14.1	Code of Ethics.(3)

21.1	List of Subsidiaries.

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 15, 2008.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 2, 2008.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 13, 2009.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 2, 2009.
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on March 22, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRACE VENTURES INC.

Date:	September 14, 2010	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer ,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 14, 2010	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer and
Director