Form 10-Q
period 2010-07-31
TERRACE VENTURES INC
filed 2010-09-20
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-50569

TERRACE VENTURES INC.
(Exact name of registrant as specified in its charter)

NEVADA	91-2147101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 201, 810 Peace Portal Drive,
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
[ x ] Yes [ ] No

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
[ x ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 15, 2010, the Registrant had 9,470,660 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2010 are not necessarily indicative of the results that can be expected for the year ended April 30, 2011.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Terrace,” and the “Company” mean Terrace Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS
	(Unaudited)	(Audited)
	JULY 31,	April 30,
	2010	2010

Current Assets:
Cash	$96	$1,169

Total Current Assets	96	1,169

Other Asset – Investment	-0-	-0-

TOTAL ASSETS	$96	$1,169

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$127,214	$118,132
Loan Payable	27,000	27,000
Loan Payable – Related Party	14,200	14,200

Total Current Liabilities	168,414	159,332

Stockholders' Equity:
Common Stock, $0.001 par value 400,000,000 shares authorized, 9,470,660 shares issued	9,471	9,471
Additional Paid in Capital	1,811,424	1,811,424
Deficit Accumulated During the Exploration Stage	(1,989,213)	(1,979,058)

Total Stockholders' Equity (Deficit)	(168,318)	(158,163)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$96	$1,169

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED		INCEPTION to
	JULY 31, 2010	JULY 31, 2009	JULY 31, 2010
Revenues	$-0-	$-0-	$-0-
Operating Expenses	(10,155)	(12,224)	(974,724)
Loss Before Other Income And Expenses	(10,155)	(12,224)	(974,724)
Other Income
Interest Income	-0-	-0-	14,491
Other Expense
Unrealized Loss on Investment	-0-	-0-	(1,028,980)
Loss Before Provision for
Income Taxes	(10,155)	(12,224)	(1,989,213)
Provision for Income Taxes	-0-	-0-	-0-
Net Loss	(10,155)	(12,224)	(1,989,213)
Accumulated Deficit, Beginning of Period	(1,979,058)	(1,879,544)	-0-
Accumulated Deficit, End of Period	$(1,989,213)	$(1,891,768)	$(1,989,213)

Net Loss per Share	$(0.01)	$(0.01)	$(0.31)
Weighted Average Shares Outstanding	9,470,660	9,470,660	6,460,115

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

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances April 30, 2007	34,183,200	$34,183	$1,317,387	$(1,423,171)	$(71,601)

Common Stock Issued $0.10 per share July 12, 2007	2,570,000	2,570	254,755	----	257,325

Net Loss, Period Ended April 30, 2008	----	----	----	(100,450)	(100,450)

Balances April 30, 2008	36,753,200	$36,753	$1,572,142	$(1,523,621)	$85,274

Common Stock Issued $0.10 per share October 10, 2008	10,000,000	10,000	190,000	----	200,000

Common Stock Issued $0.02 per share April 8, 2009	600,000	600	11,400	----	12,000

Net Loss, Period Ended April 30, 2009	----	----	----	(355,923)	(355,923)

Balances April 30, 2009	47,353,200	47,353	1,773,542	(1,879,544)	(58,649)

1-for-5 Reverse Stock Split, October 1, 2009	(37,882,540)	(37,882)	37,882	----	----

Net Loss, Period Ended April 30, 2010	----	----	----	(99,514)	(99,514)

Balances April 30, 2010	9,470,660	9,471	1,811,424	(1,979,058)	(158,163)

Net Loss, Period Ended July 31, 2010	----	----	----	(10,155)	(10,155)

Balances July 31, 2010	9,470,660	9,471	1,811,424	(1,989,213)	(168,318)

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED		INCEPTION to
	JULY 31, 2010	JULY 31, 2009	JULY 31, 2010
Cash Flows from Operating Activities:

Net Loss	$(10,155)	$(12,224)	$(1,989,213)
Adjustments to Reconcile Net Loss To Net Cash Provided/(Used) by Operating Activities:
Unrealized Loss on Investment	-0-	-0-	1,028,980
(Increase)/Decrease in: Loan Receivable	-0-	-0-	-0-
Increase/(Decrease) in: Accounts Payable	9,082	9,860	127,214
Loan Payable	-0-	2,250	27,000
Loan Payable - Related Party	-0-	-0-	14,200

Net Cash Used by Operating Activities	(1,073)	(114)	(791,819)

Cash Flows from Investing Activities:

Investment in Stock	-0-	-0-	(1,028,980)

Net Cash Used by Investing Activities	-0-	-0-	(1,028,980)

Cash Flows from Financing Activities:

Loans from Shareholders	-0-	-0-	157,395
Payments on Loans	-0-	-0-	(157,395)
Proceeds from Issuance of Common Stock	-0-	-0-	1,820,895

Net Cash Provided by Financing Activities	-0-	-0-	1,820,895

Net Increase (Decrease) in Cash	(1,073)	(114)	96

Cash at Beginning of Period	1,169	132	-0-

Cash at End of Period	$96	$18	$96

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

NOTE 4 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended July 31, 2010 and July 31, 2009 represents the minimum state income tax expense of the Company, which is not considered significant.

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,989,213 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

	THREE MONTHS ENDED		INCEPTION to
	JULY 31,2010	JULY 31,2009	JULY 31, 2010

Operating Expenses:
Accounting	$-0-	$-0-	$132,100
Bad Debt Expense	-0-	-0-	214,892
Bank Charges	45	114	789
Cancelled Merger Costs	-0-	-0-	8,300
Consulting	-0-	-0-	114,150
Exploration Expense	-0-	-0-	24,266
Legal	2,010	3,516	257,727
Office Administration	7,500	7,500	152,100
Office Expenses	-0-	-0-	4,271
Regulatory Expenses/Fees	-0-	119	30,165
Rent	375	750	25,200
Telephone	225	225	6,056
Travel & Entertainment	-0-	-0-	4,708

Total Operating Expenses	$10,155	$12,224	$974,724

See Notes to Financial Statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

PLAN OF OPERATION

We are currently in the process of reorganizing our business and are seeking and evaluating alternative business opportunities. As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, as at July 31, 2010, we currently have a working capital deficit of $168,318 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended		Percentage
	July 31, 2010	July 31, 2009	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(10,155)	(12,224)	(16.9)%
Net Loss	$(10,155)	$(12,224)	(16.9)%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future. We are an exploration stage company and are presently seeking and evaluating alternative business opportunities.

Expenses

The major components of our expenses for the three months ended July 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended		Percentage
			Increase /
	July 31, 2010	July 31, 2009	(Decrease)
Bank Charges	45	114	(60.5)%
Legal	2,010	3,516	(42.8)%
Office Administration	7,500	7,500	0.0%
Regulatory Expenses/Fees	0	119	(100)%
Rent	375	750	(50.0)%
Telephone	225	225	0.0%
Total Operating Expenses	$10,155	$12,224	(16.9)%

Our operating expenses decreased from $12,224, during the three months ended July 31, 2009, to $10,155, during the three months ended July 31, 2010. This decrease in our operating expenses is due to a decrease in rent and legal expenses during the three months ended July 31, 2010.

Legal expenses incurred are in connection with meeting our ongoing reporting obligations under the Exchange Act.

Office administration expenses consist of amounts incurred to our sole executive officer and director for his management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2010	At April 30, 2010	Increase / (Decrease)
Current Assets	$96	$1,169	(91.8)%
Current Liabilities	(168,414)	(159,332)	5.7%
Working Capital Deficit	$(168,318)	$(158,163)	6.4%

Cash Flows
	Three Months Ended
	July 31, 2010	July 31, 2009
Net Cash Used by Operating Activities	$(1,073)	$(114)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	-	-
Net Increase (Decrease) in Cash During Period	$(1,073)	$(114)

We had cash on hand of $96 and a working capital deficit of $168,318 as of July 31, 2010 compared to a working capital deficit of $158,163 as of April 30, 2010. The increase in our working capital deficit is due to an increase in accounts payable and accrued expenses as a result of our lack of capital to meet ongoing costs.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended April 30, 2010 (the “2010 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at July 31, 2010, we had cash in the amount of $96. We are in the process of seeking out and evaluating alternative business opportunities. In order to acquire an alternative business opportunity, of which there is no assurance, and to meet our ongoing expenditures, we will need to raise substantial financing.

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

We have yet to attain profitable operations and because we will need to obtain financing to continue our business operations, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $1,989,213 for the period from February 20, 2001 (inception) to July 31, 2010 and have no revenues to date. Our future is dependent upon our ability to obtain suitable business opportunity and obtain substantial financing in order to meet our current obligations and to continue our operations. These factors raise substantial doubt that we will be able to continue as a going concern.

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

TERRACE VENTURES INC.

Date:	September 17, 2010	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting
Officer)