Form 10-Q
period 2010-10-31
TERRACE VENTURES INC
filed 2010-12-20
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010

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
[X] Yes     [   ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 17, 2010, the Registrant had 9,470,659 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended October 31, 2010 are not necessarily indicative of the results that can be expected for the year ended April 30, 2011.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Terrace,” and the “Company” mean Terrace Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	(Unaudited)	(Audited)
	October 31, 2010	April 30, 2010

ASSETS

Current Assets:
Cash	$(10)	$1,169
Loan Receivable	-0-	-0-

Total Current Assets	(10)	1,169

Other Asset - Investment	-0-	-0-

TOTAL ASSETS	$(10)	$1,169

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$149,758	$118,132
Loans Payable	27,000	27,000
Loans Payable – Related Parties	14,200	14,200
Stock Subscriptions Payable	8,480	-0-

Total Current Liabilities	199,438	159,332

Stockholders' Deficit:

Common Stock, $0.001 par value 80,000,000 shares authorized, 9,470,660 shares issued	9,471	9,471
Additional Paid in Capital	1,811,424	1,811,424
Deficit Accumulated During the Exploration Stage	(2,020,343)	(1,979,058)

Total Stockholders' Equity/(Deficit)	(199,448)	(158,163)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$(10)	$1,169

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED		INCEPTION
	OCTOBER 31,		OCTOBER 31,		to OCTOBER
	2010	2009	2010	2009	31, 2010

Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Operating Expenses	(31,130)	(38,433)	(41,285)	(50,657)	(1,005,854)

Loss Before Other Income and Expenses	(31,130)	(38,433)	(41,285)	(50,657)	(1,005,854)

Other Income: Interest Income	-0-	-0-	-0-	-0-	14,491

Other Expense: Unrealized Loss On Investment	-0-	-0-	-0-	-0-	(1,028,980)

Loss Before Provision for Income Taxes	(31,130)	(38,433)	(41,285)	(50,657)	(2,020,343)

Provision for Income Taxes	-0-	-0-	-0-	-0-	-0-

Net Loss	(31,130)	(38,433)	(41,285)	(50,657)	(2,020,343)

Accumulated Deficit, Beginning of Period	(1,989,213)	(1,891,768)	(1,979,058)	(1,879,544)	-0-

Accumulated Deficit, End of Period	$(2,020,343)	$(1,930,201)	$(2,020,343)	$(1,930,201)	$(2,020,343)

Net Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.32)

Weighted Average Shares Outstanding	9,470,660	9,470,660	9,470,660	9,470,660	6,318,754

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

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances April 30, 2007	34,183,200	$34,183	$1,317,387	$(1,423,171)	$(71,601)

Common Stock Issued $0.10 per share July 12, 2007	2,570,000	2,570	254,755	----	257,325

Net Loss, Period Ended April 30, 2008	----	----	----	(100,450)	(100,450)

Balances April 30, 2008	36,753,200	$36,753	$1,572,142	$(1,523,621)	$85,274

Common Stock Issued $0.10 per share October 10, 2008	10,000,000	10,000	190,000	----	200,000

Common Stock Issued $0.02 per share April 8, 2009	600,000	600	11,400	----	12,000

Net Loss, Period Ended April 30, 2009	----	----	----	(355,923)	(355,923)

Balances April 30, 2009	47,353,200	47,353	1,773,542	(1,879,544)	(58,649)

1-for-5 Reverse Stock Split, October 1, 2009	(37,882,540)	(37,882)	37,882	----	----

Net Loss, Period Ended April 30, 2010	----	----	----	(99,514)	(99,514)

Balances April 30, 2010	9,470,660	9,471	1,811,424	(1,979,058)	(158,163)

Net Loss, Period Ended October 31, 2010	----	----	----	(41,285)	(41,285)

Balances October 31, 2010	9,470,660	9,471	1,811,424	(2,020,343)	(199,448)

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED		INCEPTION
	OCTOBER 31,		to OCTOBER
	2010	2009	31, 2010

Cash Flows from Operating Activities:

Net Loss	$(41,285)	$(50,657)	$(2,020,343)

Adjustments to Reconcile Net
Income to Net Cash Provided/(Used) by Operating Activities:
Unrealized Loss on Investment	-0-	-0-	1,028,980
(Increase)/Decrease in:
Notes Receivable	-0-	-0-	-0-
Loan Receivable	-0-	-0-	-0-
Increase(Decrease) in:
Accounts Payable	31,626	37,988	149,758
Loans Payable	-0-	-0-	27,000
Loans Payable – Related Parties	-0-	-0-	14,200
Stock Subscriptions Payable	8,480	-0-	8,480

Net Cash Provided/(Used) by Operating Activities	(1,179)	(12,669)	(791,925)

Cash Flows from Investing Activities:

Stock Investment	-0-	-0-	(1,028,980)

Net Cash Used by Investing Activities	-0-	-0-	(1,028,980)

Cash Flows from Financing Activities:

Loans from Shareholders	-0-	17,250	157,395
Payments on Loans	-0-	-0-	(157,395)
Proceeds Related to Issuance of Common Stock	-0-	-0-	1,820,895

Net Cash Provided by Financing Activities	-0-	17,250	1,820,895

Net Increase in Cash	$(1,179)	$4,581	$(10)

Cash at Beginning of Period	1,169	132	-0-

Cash at End of Period	$(10)	$4,713	$(10)

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

NOTE 4 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended October 31, 2010 and October 31, 2009 represents the minimum state income tax expense of the Company, which is not considered significant.

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $2,020,343 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 – STOCK ISSUANCES

As of September 30, 2010, the Company received $8,480 as advances on the purchase of shares of stock under a private placement offering. The shares and the share purchase warrants had not been issued as of October 31, 2010, and the advance is included as a current liability in the financial statements.

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED		INCEPTION
	OCTOBER 31,		OCTOBER 31,		to OCTOBER
	2010	2009	2010	2009	31, 2010

Operating Expenses:
Accounting & Audit	$16,460	$16,570	$16,460	$16,570	$148,560
Bad Debt Expense	-0-	-0-	-0-	-0-	214,892
Bank Charges	70	14	115	128	859
Cancelled Merger Costs	-0-	-0-	-0-	-0-	8,300
Consulting	-0-	-0-	-0-	-0-	114,150
Exploration and Development	-0-	-0-	-0-	-0-	24,266
Legal	4,259	12,090	6,269	15,606	261,986
Office Administration	7,500	7,500	15,000	15,000	159,600
Office Expenses	-0-	-0-	-0-	-0-	4,271
Regulatory Expenses/Fees	2,241	1,659	2,241	1,778	32,406
Rent	375	375	750	1,125	25,575
Telephone	225	225	450	450	6,281
Travel & Entertainment	-0-	-0-	-0-	-0-	4,708

Total Operating Expenses	$31,130	$38,433	$41,285	$50,657	$1,005,854

See Notes to Financial Statements

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We do not have any business operations or significant assets. We had previously entered into a Share Purchase Agreement dated April 29, 2010, as amended, with Marktech Acquisition Corp. (the "Vendor"), Worldbid International Inc. ("Worldbid") and Geobiz Systems Inc., our wholly-owned subsidiary ("Geobiz") whereby Geobiz agreed to acquire all of the issued and outstanding shares of Worldbid in consideration of $250,000. The parties of the agreement were unable to close the transaction by the closing date, being June 30, 2010. Accordingly, we are now actively seeking and evaluating alternative business opportunities. Our ability to seek out and acquire an alternative business opportunity is subject to our obtaining financing, of which there is no assurance.

PLAN OF OPERATION

We are currently in the process of reorganizing our business and are seeking and evaluating alternative business opportunities. As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, as at October 31, 2010, we currently have a working capital deficit of $199,448 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(31,130)	(38,433)	(19.0)%	(41,285)	(50,657)	(18.5)%
Other Income	-	-	n/a	-	-	n/a
Net Loss	$(31,130)	$(38,433)	(19.0)%	$(41,285)	$(50,657)	(18.5)%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

The major components of our expenses for the three and six months ended October 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Accounting and Audit	$16,460	$16,570	(0.7)%	$16,460	$16,570	(0.7)%
Bank Charges	70	14	400.0%	115	128	(10.2)%
Legal	4,259	12,090	(64.8)%	6,269	15,606	(59.8)%
Office Administration	7,500	7,500	0.0%	15,000	15,000	0.0%
Regulatory Expenses/Fees	2,241	1,659	35.1%	2,241	1,778	26.0%
Rent	375	375	0.0%	750	1,125	(33.3)%
Telephone	225	225	0.0%	450	450	0.0% )%
Total Operating Expenses	$31,130	$38,433	(19.0)%	$41,285	$50,657	(18.5)%

Our operating expenses decreased from $38,433, during the three months ended October 31, 2009, to $31,130, during the three months ended October 31, 2010. This decrease in our operating expenses is due to a decrease in legal expenses, which was partially offset by an increase in regulatory expenses.

Accounting and legal expenses primarily related to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

Office administration expenses consist of amounts incurred to our sole executive officer and director for his management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2010	At April 30, 2010	Increase / (Decrease)
Current Assets	$(10)	$1,169	(100.9)%
Current Liabilities	(199,438)	(159,332)	25.2%
Working Capital Deficit	$(199,448)	$(158,163)	26.1%

Cash Flows
	Six Months Ended
	October 31, 2010	October 31, 2009
Net Cash Used by Operating Activities	$(1,179)	$(12,669)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	-	17,250
Net Increase (Decrease) in Cash During Period	$(1,179)	$4,581

We had no cash and a working capital deficit of $199,448 as of October 31, 2010 compared to a working capital deficit of $158,163 as of April 30, 2010. The increase in our working capital deficit is due to: (i) an increase in accounts payable as a result of our lack of capital to meet ongoing costs, and (ii) the fact that we recorded stock subscriptions payable of $8,840 as we have not yet issued the securities under our foreign private placement.

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

Our Board of Directors has approved two private placement offerings for up to an aggregate of 10,000,000 Units for proceeds of up to $100,000 as follows:

Foreign Private Placement

On June 8, 2010, our Board of Directors approved a private placement offering of up to 5,000,000 Units at a price of $0.01 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant (the “Foreign Private Placement”). Each share purchase warrant will entitle the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.01 US per share. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. We have received any proceeds under the Foreign Private Placement. There is no assurance that the private placement offering or any part of it will be completed.

U.S. Private Placement

Also, on June 8, 2010, our Board of Directors approved a private placement offering of up to 5,000,000 Units at a price of $0.01 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant (the “U.S. Private Placement”). Each share purchase warrant will entitle the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.01 US per share. The private placement offering will be made to persons who are “accredited investors” as defined in Regulation D. We have not received any proceeds under the U.S. Private Placement. There is no assurance that the private placement offering or any part of it will be completed.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.            CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended April 30, 2010 (the “2010 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at October 31, 2010, we had no cash. We do not have any business operations or significant assets. As a result, we are actively seeking and evaluating alternative business opportunities. Our ability to seek out and acquire an alternative business opportunity is subject to our obtaining financing, of which there is no assurance.

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

We have incurred a net loss of $2,020,343 for the period from February 20, 2001 (inception) to October 31, 2010 and have no revenues to date. Our future is dependent upon our ability to obtain suitable business opportunity and obtain substantial financing in order to meet our current obligations and to continue our operations. These factors raise substantial doubt that we will be able to continue as a going concern.

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

TERRACE VENTURES INC.

Date:	December 20, 2010	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting
Officer)