Form 10-Q
period 2011-01-31
TERRACE VENTURES INC
filed 2011-03-22
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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
As of March 18, 2011, the Registrant had 9,470,659 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended January 31, 2011 are not necessarily indicative of the results that can be expected for the year ending April 30, 2011.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Terrace,” and the “Company” mean Terrace Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS

	(Unaudited)	(Audited)
	January 31, 2011	April 30, 2010

Current Assets:
Cash	$1,296	$1,169
Loan Receivable	-0-	-0-

Total Current Assets	1,296	1,169

Other Asset - Investment	-0-	-0-

TOTAL ASSETS	$1,296	$1,169

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$160,062	$118,132
Loans Payable	27,000	27,000
Loans Payable – Related Parties	14,200	14,200
Stock Subscriptions Payable	28,480	-0-

Total Current Liabilities	229,742	159,332

Stockholders' Deficit:
Common Stock, $0.001 par value 80,000,000 shares authorized, 9,470,660 shares issued	9,471	9,471
Additional Paid in Capital	1,811,424	1,811,424
Deficit Accumulated During the Exploration Stage	(2,049,341)	(1,979,058)

Total Stockholders' Equity/(Deficit)	(228,446)	(158,163)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$1,296	$1,169

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,		INCEPTION to
	2011	2010	2011	2010	JANUARY 31, 2011
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-
Operating Expenses	(28,998)	(22,741)	(70,283)	(73,398)	(1,034,852)
Loss Before Other Income and Expenses	(28,998)	(22,741)	(70,283)	(73,398)	(1,034,852)
Other Income: Interest Income	-0-	-0-	-0-	-0-	14,491
Other Expense: Unrealized Loss On Investment	-0-	-0-	-0-	-0-	(1,028,980)
Loss Before Provision for Income Taxes	(28,998)	(22,741)	(70,283)	(73,398)	(2,049,341)
Provision for Income Taxes	-0-	-0-	-0-	-0-	-0-
Net Loss	(28,998)	(22,741)	(70,283)	(73,398)	(2,049,341)
Accumulated Deficit, Beginning of Period	(2,020,343)	(1,930,201)	(1,979,058)	(1,879,544)	-0-
Accumulated Deficit, End of Period	$(2,049,341)	$(1,952,942)	$(2,049,341)	$(1,952,942)	$(2,049,341)

Net Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.33)
Weighted Average Shares Outstanding	9,470,660	9,470,660	9,470,660	9,470,660	6,344,646

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

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances April 30, 2007	34,183,200	$ 34,183	$1,317,387	$(1,423,171)	$ (71,601)

Common Stock Issued $0.10 per share July 12, 2007	2,570,000	2,570	254,755	----	257,325

Net Loss, Period Ended April 30, 2008	----	----	----	(100,450)	(100,450)

Balances April 30, 2008	36,753,200	$ 36,753	$1,572,142	$(1,523,621)	$ 85,274

Common Stock Issued $0.10 per share October 10, 2008	10,000,000	10,000	190,000	----	200,000

Common Stock Issued $0.02 per share April 8, 2009	600,000	600	11,400	----	12,000

Net Loss, Period Ended April 30, 2009	----	----	----	(355,923)	(355,923)

Balances April 30, 2009	47,353,200	47,353	1,773,542	(1,879,544)	(58,649)

1-for-5 Reverse Stock Split, October 1, 2009	(37,882,540)	(37,882)	37,882	----	----

Net Loss, Period Ended April 30, 2010	----	----	----	(99,514)	(99,514)

Balances April 30, 2010	9,470,660	9,471	1,811,424	(1,979,058)	(158,163)

Net Loss, Period Ended January 31, 2011	----	----	----	(70,283)	(70,283)

Balances January 31, 2011	9,470,660	9,471	1,811,424	(2,049,341)	(228,446)

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	JANUARY 31,		INCEPTION to
	2011	2010	JANUARY 31, 2011

Cash Flows from
Operating Activities:

Net Loss	$(70,283)	$(73,398)	$(2,049,341)

Adjustments to Reconcile Net
Income to Net Cash Provided/(Used) by Operating Activities:
Unrealized Loss on Investment	-0-	-0-	1,028,980
(Increase)/Decrease in:
Trust Account Receivable	-0-	-0-	-0-
Notes Receivable	-0-	-0-	-0-
Loan Receivable	-0-	(3,800)	-0-
Increase(Decrease) in:
Accounts Payable	41,930	47,508	160,062
Loans Payable	-0-	-0-	27,000
Loans Payable – Related Parties	-0-	-0-	14,200
Stock Subscriptions Payable	28,480	-0-	28,480

Net Cash Provided/(Used)
by Operating Activities	127	(29,690)	(790,619)

Cash Flows from
Investing Activities:

Stock Investment	-0-	-0-	(1,028,980)

Net Cash Used
by Investing Activities	-0-	-0-	(1,028,980)

Cash Flows from
Financing Activities:

Loans from Shareholders	-0-	32,300	157,495
Payments on Loans	-0-	(100)	(157,495)
Proceeds Related to
Issuance of Common Stock	-0-	-0-	1,820,895

Net Cash Provided by
Financing Activities	-0-	32,200	1,820,895

Net Increase in Cash	$127	$2,510	$1,296

Cash at Beginning of Period	1,169	132	-0-

Cash at End of Period	$1,296	$2,642	$1,296

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

NOTE 4 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended January 31, 2011 and January 31, 2010 represents the minimum state income tax expense of the Company, which is not considered significant.

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $2,049,341 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 – STOCK ISSUANCES

As of January 31, 2011, the Company received $28,480 as advances on the purchase of shares of stock under a private placement offering. The shares and the share purchase warrants had not been issued as of January 31, 2011, and the advance is included as a current liability in the financial statements.

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,		INCEPTION to
	2011	2010	2011	2010	JANUARY 31, 2011

Operating Expenses:
Accounting & Audit	$3,960	$4,090	$20,420	$20,660	$152,520
Bad Debt Expense	-0-	-0-	-0-	-0-	214,892
Bank Charges	155	117	270	245	1,014
Cancelled Merger Costs	-0-	-0-	-0-	-0-	8,300
Consulting	1,000	-0-	1,000	-0-	115,150
Exploration and Development	-0-	-0-	-0-	-0-	24,266
Legal	15,614	9,510	21,883	25,116	277,600
Office Administration	7,500	7,500	22,500	22,500	167,100
Office Expenses	-0-	-0-	-0-	-0-	4,271
Regulatory Expenses/Fees	169	924	2,410	2,702	32,575
Rent	375	375	1,125	1,500	25,950
Telephone	225	225	675	675	6,506
Travel & Entertainment	-0-	-0-	-0-	-0-	4,708

Total Operating Expenses	$28,998	$22,741	$70,283	$73,398	$1,034,852

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

PLAN OF OPERATION

We are currently in the process of reorganizing our business and are seeking and evaluating alternative business opportunities. As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, as at January 31, 2011, we currently have a working capital deficit of $228,446 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(28,998)	(22,741)	(27.5)%	(70,283)	(73,398)	(4.2)%
Net Loss	$(28,998)	$(22,741)	(27.5)%	$(70,283)	$(73,398)	(4.2)%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future. We are presently seeking alternative business opportunities.

Expenses

The major components of our expenses for the three and nine months ended January 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Accounting and Audit	$3,960	$4,090	(3.2)%	$20,420	$20,660	(1.2)%
Bank Charges	115	177	(35.0)%	270	245	10.2%
Consulting	1,000	-	100%	1,000	-	100%
Legal	15,614	9,510	64.2%	21,883	25,116	(12.9)%
Office Administration	7,500	7,500	0.0%	22,500	22,500	0.0%
Regulatory Expenses/Fees	169	924	(81.7)%	2,410	2,702	(10.8)%
Rent	375	375	0.0%	1,125	1,500	(25.0)%
Telephone	225	225	0.0%	675	675	0.0%
Total Operating Expenses	$28,988	$22,741	27.5%	$70,283	$73,398	(4.2)%

Our operating expenses increased from $22,741, during the three months ended January 31, 2010, to $28,988, during the three months ended January 31, 2011. The increase in our operating expenses is primarily due to increases in consulting and legal expenses. These amounts were partially offset by decreases in accounting and audit expenses, bank charges and regulatory expenses and fees.

Accounting and legal expenses primarily related to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

Office administration expenses consist of amounts incurred to our sole executive officer and director for his management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2011	At April 30, 2010	Increase / (Decrease)
Current Assets	$1,296	$1,169	10.9%
Current Liabilities	(229,742)	(159,332)	44.2%
Working Capital Deficit	$(228,446)	$(158,163)	44.4%

Cash Flows
	Nine Months Ended
	January 31, 2011	January 31, 2010
Net Cash Used by Operating Activities	$127	$(29,690)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	-	32,200
Net Increase in Cash During Period	$127	$2,510

We had cash on hand of $1,296 and a working capital deficit of $228,446 as of January 31, 2011 compared to a working capital deficit of $158,163 as of April 30, 2010. The increase in our working capital deficit is due to: (i) an increase in accounts payable and accrued expenses as a result of our lack of capital to meet ongoing costs, and (ii) the fact that we recorded stock subscriptions payable of $28,240.

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

Our Board of Directors has approved two private placement offerings for up to an aggregate of 10,000,000 Units for proceeds of up to $100,000 as follows:

Foreign Private Placement

On June 8, 2010, our Board of Directors approved a private placement offering of up to 5,000,000 Units at a price of $0.01 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant (the “Foreign Private Placement”). Each share purchase warrant will entitle the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.01 US per share. We have received proceeds of $28,480 under this offering but have not issued any securities. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. We have received any proceeds under the Foreign Private Placement. There is no assurance that the private placement offering or any part of it will be completed.

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

Effective, March 21, 2011, our Board of Directors determined not to include the warrants and to only issue shares under the Foreign Private Placement and the U.S. Private Placement offerings.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.       CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended April 30, 2010 (the “2010 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at January 31, 2011 we had no cash. We do not have any business operations or significant assets. As a result, we are actively seeking and evaluating alternative business opportunities. Our ability to seek out and acquire an alternative business opportunity is subject to our obtaining financing, of which there is no assurance.

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

We have incurred a net loss of $2,049,341 for the period from February 20, 2001 (inception) to January 31, 2011 and have no revenues to date. Our future is dependent upon our ability to obtain suitable business opportunity and obtain substantial financing in order to meet our current obligations and to continue our operations. These factors raise substantial doubt that we will be able to continue as a going concern.

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

TERRACE VENTURES INC.

Date:	March 22, 2011	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting
Officer)