Form 10-K
period 2011-04-30
TERRACE VENTURES INC
filed 2011-08-15
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER    000-50569

TERRACE VENTURES INC.
(Exact name of registrant as specified in its charter)

NEVADA	91-2147101
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Suite 201, 810 Peace Portal Drive,
Blaine, WA	98230
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(360) 220-5218

Securities registered under Section 12(b) of the Exchange Act:	NONE.

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $94,059 based on a price of $0.015, being the closing price for the Registrant’s common stock as quoted on the OTC Bulletin Board on October 28, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of August 12, 2011, the Registrant had 29,470,660 shares of common stock outstanding.

TERRACE VENTURES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2011

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

Our business plan is to assemble a portfolio of mineral properties with gold potential and to engage in the exploration and development of these properties.  We currently have an earn-in agreement to acquire 75% interest in Pengram Corporation's agreement with Scoonover Exploration LLC and JR Exploration LLC (the “Underlying Agreement”) to acquire the Golden Snow Property (as described below).

Recent Corporate Developments

The following corporate developments occurred since the filing of our Form 10-Q for the nine months ended January 31, 2011:

1.
On March 24, 2011, we issued an aggregate of 20,000,000 shares of our common stock (the "Shares") at a price of $0.01 per Share in separate concurrent private placements. Under our US Private Placement we issued 5,300,000 Shares for cash proceeds of $53,000. The issuance was completed pursuant to the provisions of Rule 506 of Regulation D of the United States Securities Act of 1933, as amended (the “Act”). Under our Foreign Private Placement we issued 14,700,000 Shares for cash proceeds of $147,000. The issuance was completed pursuant to the provisions of Regulation S of the Act.

2.
On April 26, 2011, we entered into an agreement with Pengram Corporation ("Pengram") dated April 26, 2011, as amended on June 29, 2011, (the "Earn-In Agreement"). Under the terms of the Earn-In Agreement, we will earn up to a 75% interest in Pengram's agreement with Scoonover Exploration LLC and JR Exploration LLC (the “Underlying Agreement”) to acquire the Golden Snow Property, consisting of 114 mineral claims located in the Eureka Mining District in Eureka County, Nevada, by paying to Pengram up to $175,000 and expending up to $1,750,000 to do exploration work on the Golden Snow Property.  See “Golden Snow Property” Below.

3.	On April 26, 2011, our Board of Directors approved two concurrent private placements as follows:

U.S. Private Placement - Our Board of Directors have approved a private placement offering of up to 2,500,000 shares of our common stock at a price of $0.10 US per share. The offering will be made in the United States to persons who are accredited investors as defined in Regulation D of the Act

Foreign Private Placement - Our Board of Directors have also approved a concurrent private placement offering of up to 2,500,000 shares of our common stock at a price of $0.10 US per share to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933.

There is no assurance that the U.S. Private Placement or the Foreign Private Placement offerings or any part of them will be completed.

GOLDEN SNOW PROJECT

Earn-In Agreement

On April 26, 2011, we entered into an agreement with Pengram Corporation ("Pengram") dated April 26, 2011, as amended on June 29, 2011, (the "Earn-In Agreement").  Under the terms of the Earn-In Agreement, we will earn up to a 75% interest in Pengram's agreement with Scoonover Exploration LLC and JR Exploration LLC (the “Underlying Agreement”) to acquire the Golden Snow Property, consisting of 114 mineral claims located in the Eureka Mining District in Eureka County, Nevada, by paying to Pengram up to $175,000 and expending up to $1,750,000 to do exploration work on the Golden Snow Property as follows:

(i)	The first 25% interest in the Underlying Agreement upon the Company:

a.	paying Pengram $25,000 by way of a promissory note, bearing interest at a rate of 10% per annum, due on September 27, 2011;

b.	completing exploration expenditures on the Property totalling $250,000 by July 31, 2012.

(ii)	An additional 25% interest in the Underlying Agreement upon the Company:

a.	paying Pengram $50,000 on or before May 31, 2013;

b.	completing exploration expenditures on the Property totalling $500,000 by July 31, 2013:

(iii)	An additional 25% interest in the Underlying Agreement upon the Company:

a.	paying Pengram $100,000 on or before May 31, 2014;

b.	completing exploration expenditures on the Property totalling $1,000,000 by July 31, 2014.

The Company is also obligated to pay all advance royalties, county and BLM claim fees and Nevada state taxes during the currency of the Earn-In Agreement.

Description of Property

The Golden Snow Project consists of 114 unpatented mining claims covering approximately 3.5 square miles eight miles southwest of Eureka, Nevada.  The titles to the property will expire on September 1, 2011 if we do not renew the claims.

Location, Access, and Physiography

The Golden Snow Project is contiguous to the southern end of Staccato Gold’s Lookout Mountain property, which has identified several mineralized areas.

Figure 2
Location of Golden Snow Project

SR-2
ELP-2
SR-1
ELP-4
ELP-3
ELP-1
SR-3
ELP-5
ELP-7
ELP-6
FC-02
ELP-8
ELP-10
ELP-9
FC-01
ELP-11
dolomite, barite bxas
seds undiff'd
tuff/agglomerate
alluv/colluvium
dol, jasperoid
Dbs
Dbp
Dmb
Doc
Tr
Golden Snow Claims
Original claim block
Total claim block
Feet
0
2,500
5,000
10,000
August 2008

Figure 2 – Golden Snow claim outline

Property History

Exploration in the Eureka District commenced in the 1860s.  The Company does not have any records of exploration work conducted on the Golden Snow Project prior to 2006.

In 2006, Minterra Resources acquired the Golden Snow Project.  After its acquisition, Minterra Resources commenced a gravity survey and a 95 line kilometer ground magnetic survey across the Golden Snow Project.  The gravity data identified two up-thrown (horst) blocks and the magnetic data indicate a prominent circular high that is approximately 2,782 feet in diameter and has a similar signature to Eocene age intrusive and extrusive rocks throughout the Eureka District.

In 2007, Minterra Resources completed a 932 sample soil geochemistry program designed to further refine and evaluate the prominent horst-bounding faults.  Analysis of the data produced numerous large, coherent, multipoint clusters of anomalous gold, arsenic, antimony, mercury, lead, zinc and barite.

Geology

Many of the sediment-hosted gold deposits in Nevada appear to have developed at or near platform margin/basin margin sites where mineralization is found to be disseminated along the “low-stands” or karsted zone separated different stratigraphic units.  The Golden Snow Project is positioned along this major platform margin that extends northwards to Cortez Hills, Pipeline and beyond.  Future study of the location of these platform margins may result in the discovery of additional world-class gold deposits in Nevada.

Gold mineralization has come up along the host margin where Devonian age rocks are in contract with the Cambrian age rocks.  The mineralization is not only found within the feeder fault, but it is also disseminated out along these “low-stand zones” which are commonly the break between different rock formations.  Another example of the same host margin mineralization can be seen in a cross section of the mineralization at Lone Tree.  Mineralization has also been discovered along the Wayne Zone Fault, which forms the western edge of the horst, and spreads out along favorable host rocks.  Both styles of mineralization appear to potentially exist at the Golden Snow Project.

The geology of the Golden Snow Project has been interpreted to consist of Devonian age rocks striking north/south and trending southward under pediment cover.  It has also been interpreted that the Cambrian section is possibly in fault contact with the Devonian section.  Both rock types are favorable host rocks for Carlin-style mineralization throughout Nevada, especially in the Eureka Area.

The following sets out the geological units exposed on the Golden Snow Project:

Bay State Dolomite – The Bay State Dolomite is a massive dark grey to black to purplish dolomite which is reported to be 600-850 feet thick in the Eureka Area.  The lower portion of this unit is made up of irregular bedded light-grey, dolomite sandstone.  The upper portion is in gradational contact with the overlying Devils Gate Limestone.

Sentinel Mountain Dolomite – The Sentinel Mountain Dolomite gradationally overlies Oxyoke Canyon.  It is composed of alternating, thick-bedded, coarse-grained, light-gray dolomite and motted, finely laminated, chocolate brown dolomites with a strong petroliferous odor when broken.  It ranges in thickness from 410 feet to 600 feet.

Oxyoke Canyon – The Oxyoke is predominantly light gray to brown weathering, fine to medium-grained, quartz sandstone with a dolomatic matrix.  It ranges in thickness of less than 20 feet up to 400 feet thick throughout the Eureka Area.

Sadler Ranch – The Sadler Ranch locally has been divided up into an upper and lower dolomite and a middle crinoidal dolomite.  The lower dolomite is a medium to thick-bedded, very finely grained, light gray to yellowish-gray dolomite.  The middle crinoidal dolomite is a light to medium-gray, poorly bedded, laminated to cross-laminated, crinoidal packstone with thin lenses of mudstone and packstone.  The upper dolomite is a medium to thick-bedded, very fine-grained, light-gray laminated dolomite.  The thickness of this unit varies from 90 feet to 450 feet.

McColley Canyon/Bartine Member – The McColley Canyon is dominantly a medium to thick bedded gray limestone with interbedded light brown-gray fossiliferous and organic-rich dolomite.  The Bartine is composed of thin to medium-bedded, medium-gray, fine grained limestone and yellowish argillaceous limestone with abundant brachiopods.  Some people combine these units whereas others map them as separate units.  These rocks vary from 330 feet to 650 feet thick.

Beacon Peak Dolomite – This unit is a massive, light gray to brown, finely laminated dolomite, with local thin beds of finely laminated dolomite and thin lenses of well rounded, quartz-rich sandstones with a dolomitic matrix.  The average thickness is 328 feet.

Mineralization

Two major target zones exist on the Golden Snow Project.  These primary targets would be eastern and western boundary of the horst block.  Both the eastern and western edge extends for over 15,000 feet as shown by gravity geophysics.  Only drill hole ELP-8 drilled close enough to the eastern edge of the gravity high to test for possible mineralization.  The remaining holes were either far to east and out into the abyss, or too far west of the eastern horst fault and on top of the gravity high.

A magnetic survey run over the eastern portion of the claim block shows a magnetic high and has been interpreted to be an intrusive as opposed to volcanics.  This area is also a potential favorable target area for gold and base-metal mineralization.

Numerous anomalous zones with large, coherent clusters of anomalous gold, arsenic, antimony, mercury, lead and barite have been identified on the Golden Snow Project.  The majority of the anomalies appear to be located in the northeastern and eastern and eastern portion of the claim block because of surface or near surface bedrock.  These values are probably related to mineralization associated with the buried intrusive.  Anomalous arsenic, antimony and mercury are present in the area of the Ratto Fault.  Since these minerals are usually formed distal to gold in Carlin-style systems the geochemistry may indicate gold mineralization at depth.

Current Exploration Activities

Subject to obtaining sufficient financing, in the fall of 2011, we plan to retain a consulting geologist to conduct a review of the Golden Snow Project in order to recommend an exploration program. Once our consulting geologist has provided us with their findings, we will determine whether to proceed with an exploration program on these properties.

Compliance with Government Regulations

Exploration and development activities are all subject to stringent national, state and local regulations.  All permits for exploration and testing must be obtained through the local Bureau of Land Management (“BLM”) offices of the Department of Interior in the State of Nevada.  The granting of permits requires detailed applications and filing of a bond to cover the reclamation of areas of exploration.  From time to time, an archaeological clearance may need to be obtained prior to proceeding with any exploration programs.We plan to secure all necessary permits for any future exploration.

We have to apply for and receive permits from the BLM to conduct drilling activities on BLM administered lands.  Mining operations are regulated by the Mine and Safety Health Administration (“MSHA”).  MSHA inspectors periodically visit projects to monitor health and safety for the workers, and to inspect equipment and installations for code requirements.  Workers must have completed MSHA safety training and must take refresher courses annually when working on a project.  A safety officer for the project should also on site.
Other regulatory requirements monitor the following:

(i)	Explosives and explosives handling.

(ii)	Use and occupancy of site structures associated with mining.

(iii)	Hazardous materials and waste disposal.

(iv)	State Historic site preservation.

(v)	Archaeological and paleontological finds associated with mining.

We believe that we are in compliance with all laws and plan to continue to comply with the laws in the future.  We believe that compliance with the laws will not adversely affect its business operations.  There is however no assurance that any change in government regulation in the future will not adversely affect our business operations.

Each year we must pay a maintenance fee of $140 per claim to the Nevada State Office of the Bureau of Land Management and on September 1 of each year we must file an affidavit and Notice of Intent to Hold the claims in Mineral County.  With respect to the Golden Snow Project, Fish Project and CPG Project, we have paid the required maintenance fees and filed the affidavits required in order to extend the claims to August 31, 2010.

Compliance with Environmental Regulation

We will have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken.  Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible.  Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits.  Reclamation is the process of bringing the land back to its natural state after completion of exploration activities.  Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program.  Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event that a potentially economic deposit is discovered.

Prior to undertaking mineral exploration activities, we must make application for a permit, if we anticipate disturbing land.  A permit is issued after review of a complete and satisfactory application.  We do not anticipate any difficulties in obtaining a permit, if needed.  If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater.  Permits and regulations will control all aspects of the production program if the project continues to that stage.  Examples of regulatory requirements include:

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

Competition

We are an exploration stage company.  We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties.  Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than we do.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties.  In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties.  This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development.  This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

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

As of April 30, 2011, we had $2,459 cash on hand and a working capital deficit of $80,358.  Our plan of operation calls for significant expenses in order to meet our obligations under the Earn-In Agreement.  There is no guarantee that we will exercise our option.

On April 26, 2011, our Board of Directors approved the U.S. Private Placement offering of up to 2,500,000 shares of our common stock at a price of $0.10 per share pursuant to the provisions of Regulation D and a concurrent the Foreign Private Placement  offering of up to 2,500,000 shares of our common stock at a price of $0.10 per share to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933.  There is no assurance that the U.S. Private Placement or the Foreign Private Placement offerings or any part of them will be completed.

Obtaining financing would be subject to a number of factors outside of our control, including market conditions and additional costs and expenses that might exceed current estimates.  These factors may make the timing, amount, terms or conditions of financing unavailable to us in which case we will be unable to complete our plan of operation on our mineral properties and to meet our obligations under our option agreements.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing.  As a result, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have a cumulative net loss of $2,076,253 for the period from our inception to April 30, 2011, and have no revenues to date.  Our future is dependent upon our ability to obtain financing.  Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital, we will not be able to complete our business plan.  As a result, we may have to liquidate our business and investors may lose their investment.  Investors should consider our former auditor's comments when determining if an investment in us is suitable.

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

We have no known mineral reserves and if we cannot find any, we will have to cease operations.

We have no mineral reserves.  If we do not find a mineral reserve containing gold or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and you will lose your investment.  Mineral exploration, particularly for gold, is highly speculative.  It involves many risks and is often non-productive.  Even if we are able to find mineral reserves on our properties, our production capability is subject to further risks including:

-
Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

-	Availability and costs of financing;
-	Ongoing costs of production; and
-	Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near our mineral properties, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

Given the above noted risks, the chances of finding reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

Even if we discover proven reserves of precious metals on our mineral properties, we may not be able to successfully commence commercial production.

Our mineral properties do not contain any known bodies of ore.  If our exploration programs are successful in discovering proven reserves on our mineral properties, we will require additional funds in order to place the mineral properties into commercial production.  The expenditures to be made by us in the exploration of mineral properties in all probability will be lost as it is an extremely remote possibility that the mineral claims will contain proven reserves.  If our exploration programs are successful in discovering proven reserves, we will require additional funds in order to place the mineral properties into commercial production.  The funds required for commercial mineral production can range from several millions to hundreds of millions.  We currently do not have sufficient funds to place our mineral claims into commercial production.  Obtaining additional financing would be subject to a number of factors, including the market price for gold and the costs of exploring for or mining these materials.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.  Because we will need additional financing to fund our exploration activities there is substantial doubt about our ability to continue as a going concern.  At this time, there is a risk that we will not be able to obtain such financing as and when needed.

We face significant competition in the mineral exploration industry.

We compete with other mining and exploration companies possessing greater financial resources and technical facilities than we do in connection with the acquisition of mineral exploration claims and leases on precious metal prospects and in connection with the recruitment and retention of qualified personnel.  There is significant competition for precious metals and, as a result, we may be unable to acquire an interest in attractive mineral exploration properties on terms we consider acceptable on a continuing basis.

There is no assurance that we will be able to comply with our obligations under the Earn-In Agreement.

In order comply with our obligations under the Earn-In Agreement we are required to make a series of cash payments and meet the annual claim maintenance fees.  In order to meet these payments we will need to obtain substantial financing.  If we are unable to meet these payments, we will lose our options to acquire these properties.

Because our sole director and executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Howard Thomson, our sole director and executive officer, does not have any formal training as a geologist or in the technical aspects of managing a mineral exploration company.  Mr. Thomson’s lack of expertise could cause irreparable harm to our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because the prices of metals fluctuate, if the price of metals for which we are exploring decreases below a specified level, it may no longer be profitable to explore for those metals and we will cease operations.

Prices of metals are determined by such factors as expectations for inflation, the strength of the United States dollar, global and regional supply and demand, and political and economic conditions and production costs in metals producing regions of the world.  The aggregate effect of these factors on metal prices is impossible for us to predict.  In addition, the prices of precious metals are sometimes subject to rapid short-term and/or prolonged changes because of speculative activities.  The current demand for and supply of these metals affect the metal prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities.  The supply of these metals primarily consists of new production from mining.  If the prices of the metals are, for a substantial period, below our foreseeable cost of production, we could cease operations and investors could lose their entire investment.

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

We are currently offering securities for gross proceeds of up to $500,000.  Since our inception, we have relied on such equity sales of our common stock to fund our operations.  We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake.  If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders.  We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations.  If we issue additional stock, the interests of existing shareholders will be diluted.

The quotation price of our common stock may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

Our common shares are quoted on the OTCBB under the symbol "TVER”.  Companies quoted on the OTCBB have traditionally experienced extreme price and volume fluctuations.  In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance.  Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.  As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire at a price equal or greater than the price paid by the investor.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.  Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities.  The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them.  As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 2.	PROPERTIES.

We rent office space at Suite 201, 810 Peace Portal Drive, Blaine, WA  98230, consisting of approximately 1,124 square feet, at a cost of $250 per month. This rental is on a month-to-month basis without a formal contract. We pay a fee of $500 per month for office related services provided in connection with our office rental.

Our mineral property is discussed in detail above under the heading “Item 1.  Business”.

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

MARKET INFORMATION

Our shares are quoted on the OTC Bulletin Board under the symbol “TVER”.  The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

Quarter Ended	High	Low

Fiscal Year 2011
April 30, 2010	$0.13	$0.0142
January 31, 2011	$0.02	$0.013
October 31, 2010	$0.015	$0.015
July 31, 2010	$0.05	$0.021

Fiscal Year 2010
April 30, 2010	$0.04	$0.03
January 31, 2010	$0.11	$0.03
October 31, 2009	$0.15	$0.04
July 31, 2009	$0.10	$0.05

The above quotations have been adjusted to reflect the 1-for-5 reverse stock split effected October 1, 2009. Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The high and low bid price information provided above was obtained from the OTC Bulletin Board.  The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of August 14, 2011, there were one hundred and twenty (120) registered holders of our common stock.  We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

Other than as disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, we did not complete any sales of unregistered securities during the year ended April 30, 2011.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Over the next twelve months, our plan of operation is to focus our resources on the exploration of the Gold Snow Property.  Subject to obtaining sufficient financing, we plan to retain a consulting geologist to conduct a review of the property in order to recommend an exploration program to be conducted in fall 2011.  Once our consulting geologist has provided us with their findings, we will determine whether to proceed with an exploration program on these properties.

During the next twelve months, we will be required to make a number of payments in order to maintain our interest to acquire a 75% interest in the Golden Snow Project.  Under the terms of our Earn-In Agreement, in order to keep the Golden Snow Property in good standing, we are required to pay to Pengram: (i) a payment of $25,000 by September 27, 2011; and (ii) the Bureau of Land Management maintenance and claim fees of approximately $15,960 by September 1, 2011.  If we are unable to make the payments to Claremont, the Bureau of Land Management we will lose our interest in the Golden Snow Property.

As the agreement is an option, we may decide at any time not to proceed in which case we would not be liable to pay any funds beyond the amounts due at the time we provide notice that we are not proceeding.  There is no assurance that we will exercise the option.

As at April 30, 2011, we had $2,459 cash on hand.  Accordingly, we have insufficient cash on hand to proceed with our exploration on the Golden Snow Project and meet our ongoing operating costs.  As such, we will require substantial financing in order to meet our obligations.  There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended April 30,		Percentage
	2011	2010	Increase / (Decrease)
Revenue	$—	$—	n/a
Expenses	(97,195)	(99,514)	(2.3)%
Net Loss	$(97,195)	$(99,514)	(2.3)%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.  We are an exploration stage company and are presently seeking and evaluating alternative business opportunities.

Operating Expenses

The major components of our expenses for the year ended April 30, 2011 and 2010 are outlined in the table below:

	Year Ended April 30		Percentage
	2011	2010	Increase / (Decrease)
Accounting	$24,570	$25,320	(3.0)%
Bank Charges	456	290	57.2%
Cancelled Merger Costs	-	8,300	(100.0)%
Consulting	5,500	-	100.0%
Legal	27,597	29,115	(5.2)%
Office Administration	30,000	30,000	n/a
Regulatory Expenses/Fees	6,672	3,714	79.6%
Rent	1,500	1,875	(20.0)%
Telephone	900	900	n/a
Total Operating Expenses	$97,195	$99,514	(2.3)%

Our operating expenses decreased from $99,514, during the year ended April 30, 2010, to $97,195, during the year ended April 30, 2011. The decease in our operating expenses is due to decreases in Accounting Legal and Rent and the fact that we recorded Cancelled Merger Costs of $8,300 during the year ended April 30, 2010.  This decrease was partially offset by increases in Bank Charges, Consulting and Regulatory Expenses and Fees.

Accounting and legal expenses primarily related to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

Office administration expenses consist of amounts incurred to our sole executive officer and director for his management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended April 30
	2011	2010
Net Cash used in Operating Activities	$(198,710)	$1,037
Net Cash used in Investing Activities	(25,000)	—
Net Cash from Financing Activities	225,000	—
Net Increase (Decrease) in Cash During Period	$2,459	$1,037

Working Capital
	At April 30, 2011	At April 30, 2010	Percentage Increase / (Decrease)
Current Assets	$2,459	$1,169	110.4%
Current Liabilities	(82,817)	(159,332)	(48.0)%
Working Capital Deficit	$(80,358)	$(158,163)	(49.2)%

We had cash on hand of $2,459 and a working capital deficit of $80,358 as of April 30, 2011 compared to a working capital deficit of $158,163 as of April 30, 2010.  The decrease in our working capital deficit is due to a decrease of loans payable and accounts payable and accrued expenses.

Financing Requirements

Currently, we do not have sufficient financial resources to meet our ongoing operating expenditures.  As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

On April 26, 2011, our Board of Directors approved two concurrent private placements as follows:

U.S. Private Placement

our Board of Directors have approved a private placement offering of up to 2,500,000 shares of our common stock at a price of $0.10 US per share. The offering will be made in the United States to persons who are accredited investors as defined in Regulation D of the Securities Act of 1933.

Foreign Private Placement

Our Board of Directors have also approved a concurrent private placement offering of up to 2,500,000 shares of our common stock at a price of $0.10 US per share to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933.

The proceeds of the U.S. Private Placement and the Foreign Private Placement offerings will be used to retire corporate indebtedness, complete work on the Company's mineral properties and for general corporate purposes. Under the terms of the private placements, the Company will agree to register for re-sale the shares issued under the private placements within six months of the closing of the private placements.There is no assurance that the U.S. Private Placement or the Foreign Private Placement offerings or any part of them will be completed.

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

Our significant accounting policies are disclosed in Note 1 to the audited financial statements included in this Annual Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited Financial Statements for the Years Ended April 30, 2011 and 2010, including:

1.	Report of Independent Registered Public Accounting Firm;

2.	Balance Sheets as at April 30, 2011 and 2010;

3.	Statements of Operations and Accumulated Deficit for the years ended April 30, 2011 and 2010 and the period from inception on February 20, 2001 to April 30, 2011;

4.	Statements of Changes in Stockholders’ Equity/Deficit for the period from inception through April 30, 2011;

5.	Statements of Cash Flows for the years ended April 30, 2011 and 2010 and the period from inception to April 30, 2011;

6.	Notes to the Financial Statements; and

7.	Supplemental Statement: Statements of Operating Expenses for the years ended April 30, 2011 and 2010 and the period from inception to April 30, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Terrace Ventures Inc.
Blaine, Washington

We have audited the accompanying balance sheets of Terrace Ventures Inc., an exploration stage company, as of April 30, 2011 and April 30, 2010, and the related statements of operations and accumulated deficit, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and for the period February 20, 2001 (date of inception) to April 30, 2011. These financial statements are the responsibility of Terrace Ventures Inc.’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terrace Ventures Inc., an exploration stage company, as of April 30, 2011 and April 30, 2010, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and for the period February 20, 2001 (date of inception) to April 30, 2011, in conformity with accounting principles generally accepted in The United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sarna & Company,
Certified Public Accountants
Westlake Village, California
August 15, 2011

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	APRIL 30,		APRIL 30,
	2011		2010
ASSETS

Current Assets:
Cash	$2,459		$1,169

Total Current Assets	2,459		1,169

Investment in Mineral Rights	25,000		-0-

TOTAL ASSETS	$27,459		$1,169

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$50,817		$118,132
Loans Payable	6,000		27,000
Loans Payable – Related Parties	1,000		14,200
Note Payable	25,000		-0-

Total Current Liabilities	82,817		159,332

Stockholders' Equity:
Common Stock, $0.001 par value 400,000,000 shares authorized, 29,470,660 and 9,470,660 shares issued	29,471		9,471
Additional Paid in Capital	1,991,424		1,811,424
Deficit Accumulated During the Exploration Stage	<2,076,253	>	<1,979,058	>

Total Stockholders' Equity (Deficit)	<55,358	>	<158,163	>

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$27,469		$1,169

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	YEAR ENDED		YEAR ENDED		INCEPTION to
	APRIL 30, 2011		APRIL 30, 2010		APRIL 30, 2011

Revenues	$-0-		$-0-		$-0-

Operating Expenses	<97,195	>	<99,514	>	<1,061,764	>

Loss Before Other Income And Expenses	<97,195	>	<99,514	>	<1,061,764	>

Other Income Interest Income	-0-		-0-		14,491

Other Expense Unrealized Loss on Investment	-0-		-0-		<1,028,980	>

Loss Before Provision for Income Taxes	<97,195	>	<99,514	>	<2,076,253	>

Provision for Income Taxes	-0-		-0-		-0-

Net Loss	<97,195	>	<99,514	>	<2,076,253	>

Accumulated Deficit, Beginning of Period	<1,979,058	>	<1,879,544	>	-0-

Accumulated Deficit, End of Period	$ <2,076,253	>	$ <1,979,058	>	$ <2,076,253	>

Net Loss per Share	$ <0.01	>	$ <0.01	>	$ <0.35	>

Weighted Average Shares Outstanding	11,970,660		9,470,660		6,081,110

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity Deficit)

Inception, February 20, 2001	—	$—	$—	$—	$—

Common Stock Issued $0.001 per share April 9, 2001	4,000,000	400	3,600	—	4,000

Net Loss, Period Ended April 30, 2001	—	—	—	(1,410)	(1,410)

Balances, April 30, 2001	4,000,000	400	3,600	(1,410)	2,590

Common Stock Issued $0.01 per share August 15, 2001	2,500,000	250	24,750	—	25,000

Net Loss, Period Ended April 30, 2002	—	—	—	(19,196)	(19,196)

Balances, April 30, 2002	6,500,000	650	28,350	(20,606)	8,394

Common Stock Issued $0.10 per share September 30, 2002	142,500	14	14,236	—	14,250

Net Loss, Period Ended April 30, 2003	—	—	—	(17,632)	(17,632)

Balances, April 30, 2003	6,642,500	664	42,586	(38,238)	5,012

Common Stock Issued $0.10 per share November 6, 2003	400,000	40	39,960	—	40,000

Net Loss, Period Ended April 30, 2004	—	—	—	(58,708)	(58,708)

Balances, April 30, 2004	7,042,500	704	82,546	(96,946)	(13,696)

Net Loss, Period Ended April 30, 2005	—	—	—	(37,532)	(37,532)

Balances, April 30, 2005	7,042,500	704	82,546	(134,478)	(51,228)

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances, April 30, 2005	7,042,500	704	82,546	(134,478)	(51,228)

Common Stock Issued $1.00 per share November 23, 2005	500,000	50	499,950	—	500,000

4-for-1 Stock Split, December 19, 2005	22,627,500	29,416	(29,416)	—	—

Common Stock Issued $0.25 per share February 3, 2006	400,000	400	99,600	—	100,000
Common Stock Issued $0.25 per share March 13, 2006	380,000	380	94,620	—	95,000

Common Stock Issued $0.25 per share March 31, 2006	999,920	1,000	248,980	—	249,980

Net Loss, Period Ended April 30, 2006	—	—	—	(987,633)	(987,633)

Balances April 30, 2006	31,949,920	31,950	996,280	(1,122,111)	(93,881)

Common Stock Issued $0.25 per share May 24, 2006	220,080	220	54,800	—	55,020

Common Stock Issued $0.30 per share June 5, 2006	335,000	335	100,165	—	100,500

Common Stock Issued $0.10 per share January 23, 2007	1,678,200	1,678	166,142	—	167,820

Net Loss, Period Ended April 30, 2007	—	—	—	(301,060)	(301,060)

Balances April 30, 2007	34,183,200	$34,183	$1,317,387	$(1,423,171)	$(71,601)

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances April 30, 2007	34,183,200	$34,183	$1,317,387	$(1,423,171)	$(71,601)

Common Stock Issued $0.10 per share July 12, 2007	2,570,000	2,570	254,755	—	257,325

Net Loss, Period Ended April 30, 2008	—	—	—	(100,450)	(100,450)

Balances April 30, 2008	36,753,200	$36,753	$1,572,142	$(1,523,621)	$85,274

Common Stock Issued $0.10 per share October 10, 2008	10,000,000	10,000	190,000	—	200,000

Common Stock Issued $0.20 per share April 8, 2009	600,000	600	11,400	—	12,000

Net Loss, Period Ended April 30, 2009	—	—	—	(355,923)	(355,923)

Balances April 30, 2009	47,353,200	47,353	1,773,542	(1,879,544)	(58,649)

1-for-5 Reverse Stock Split, October 1, 2009	(37,882,540)	(37,882)	37,882	—	—

Net Loss, Period Ended April 30, 2010	—	—	—	(99,514)	(99,514)

Balances April 30, 2010	9,470,660	9,471	1,811,424	(1,979,058)	(158,163)

Common Stock Issued $0.01 per share March 24, 2011	20,000,000	20,000	180,000	—	200,000

Net Loss, Period Ended April 30, 2011	—	—	—	(97,195)	(97,195)

Balances April 30, 2011	29,470,660	29,471	1,991,424	(2,076,253)	(55,358)

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	YEAR ENDED		YEAR ENDED		INCEPTION to
	APRIL 30, 2011		APRIL 30, 2010		APRIL 30, 2011
Cash Flows from Operating Activities:

Net Loss	$ <97,195	>	$ <99,514	>	$ <2,076,253	>
Adjustments to Reconcile Net Loss To Net Cash Provided/<Used> by Operating Activities:
Unrealized Loss on Investment	-0-		-0-		1,028,980
<Increase>/Decrease in:
Loans Receivable	-0-		4,500
Notes Receivable	-0-		-0-		-0-
Increase/<Decrease> in:
Accounts Payable	<67,315	>	54,851		50,817
Loans Payable	<21,000	>	27,000		6,000
Loans Payable – Related Parties	<13,200	>	14,200		1,000

Net Cash Used by Operating Activities	<198,710	>	1,037		<989,456	>

Cash Flows from Investing Activities:

Investment in Stock	-0-		-0-		<1,028,980	>
Investment in Mineral Rights	<25,000	>	-0-		<25,000	>

Net Cash Used by Investing Activities	<25,000	>	-0-		<1,053,980	>

Cash Flows from Financing Activities:

Note Payable	25,000		-0-		25,000
Loans from Shareholders	-0-		-0-		157,395
Payments on Loans	-0-		-0-		<157,395	>
Proceeds from Issuance of Common Stock	200,000		-0-		2,020,895

Net Cash Provided by Financing Activities	225,000		-0-		2,045,895

Net Increase (Decrease) in Cash	1,290		1,037		2,459

Cash at Beginning of Period	1,169		132		-0-

Cash at End of Period	$2,459		$1,169		$2,459

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

Exploration Stage Company

In accordance with FASB ASC 915, the Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.

Stock-Based Compensation

Stock-based compensation is accounted for using the Equity-Based Payments to Non-Employees Topic of the FASB ASC (FASB ASC Topic 718), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  The Company determines the value of stock issued at the date of grant. It also determines at the date of grant, the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Shares issued to employees are expensed upon issuance.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Stock-Based Compensation - CONTINUED

The Company uses the fair value method for equity instruments granted to employees and will use the Black Scholes model for measuring the fair value of options, if issued.  The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

No stock options have been issued by Terrace Ventures, Inc.

Mineral Property Acquisition and Exploration Costs

The Company expenses all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves.  To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

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

Income Taxes

The Company accounts for its income taxes in accordance with FASB ASC 740, “Accounting for Income Taxes".  Under this statement, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes.  Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  The Company's financial instruments consist primarily of cash and certain investments.

Investments

Investments that are purchased in other companies are valued at cost less any impairment in the value that is other than temporary in nature.

Per Share Information

The Company follows FASB ASC 260 “Earnings Per Share” which establishes standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as convertible notes, stock options, and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

NOTE 2 – INVESTMENT IN MINERAL RIGHTS

On April 26, 2011, we entered into an agreement with Pengram Corporation (“Pengram”) dated April 26, 2011, as amended on June 29, 2011, (the “Earn-In Agreement”).  Under the terms of the Earn-In Agreement, the Company will earn up to a 75% interest in Pengram’s agreement with Scoonover Exploration LLC and JR Exploration LLC (the “Underlying Agreement”) to acquire the Golden Snow Property, by paying to Pengram up to $175,000 and expending up to $1,750,000 in exploration work.  The Golden Snow project consists of 111 mineral claims located in the Eureka Mining District in Eureka County, Nevada.  As of April 30, 2011, $25,000 was invested in Pengram by way of promissory note.

NOTE 3 – LOANS PAYABLE

Loans payable consist of short term monies advanced.  These loans are unsecured, bear no interest rate and no specified maturity date.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 – LOANS PAYABLE – RELATED PARTIES

Loans payable related parties consist of various short term monies advanced by shareholders.  These loans are unsecured, bear no interest rate and no specified maturity date.

NOTE 5 – NOTE PAYABLE

Note payable consists of short term monies due to Pengram Corporation. The company has agreed to pay Pengram Corporation $25,000 by way of promissory note (see Note 2), bearing interest at a rate of 10% per annum, due on September 27, 2011.

NOTE 6 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended April 30, 2011 and April 30, 2010 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Pengram Corporation Agreement – Golden Snow Project

The Company is obligated to Pengram Corporation for up to $175,000 in direct payments and $1,750,000 in exploration expenses as follows:

(i)	The first 25% interest in the Underlying Agreement upon the Company:
a.	Paying Pengram $25,000 by way of a promissory note, bearing interest at a rate of 10% per annum, due on September 27, 2011;
b.	Completing exploration expenditures on the Property totaling $250,000 by July 31, 2012.
(ii)	An additional 25% interest in the Underlying Agreement upon the Company:
a.	Paying Pengram $50,000 on or before May 31, 2013;
b.	Completing additional exploration expenditures on the Property totaling $500,000 by July 31, 2013:
(iii)	An additional 25% interest in the Underlying Agreement upon the Company:
a.	Paying Pengram $100,000 on or before May 31, 2014;
b.	Completing additional exploration expenditures on the Property totaling $1,000,000 by July 31, 2014.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES - CONTINUED

Pengram Corporation Agreement – Golden Snow Project - Continued

The Company is also obligated to pay all advance royalties, county and BLM claim fees and Nevada state taxes during the currency of the Earn-In Agreement.

Operating Leases

The Company currently rents administrative office space under a monthly renewable contract.

Litigation

The Company is not presently involved in any litigation.

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 9 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern.  The Company’s present revenues are insufficient to meet operating expenses.

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of $2,076,253 since its inception and requires capital for its contemplated operational and marketing activities to take place.  The Company's ability to raise additional capital through the future issuances of common stock is unknown.  The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 – REVERSE STOCK SPLIT

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

NOTE 11 – STOCK ISSUANCES

On June 8, 2010 our Board of Directors terminated the convertible notes offering approved on March 16, 2010 and approved two private placement offerings for up to an aggregate of 10,000,000 Units for proceeds of up to $100,000 as follows:

Foreign Private Placement

On June 8, 2010, our Board of Directors approved a private placement offering of up to 5,000,000 Units at a price of $0.01 US per unit, with each Unit consisting of one share of our common stock and one share purchase warrant (the Foreign Private Placement”).  Each share purchase warrant entitled the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.01 US per share.  The private placement offering was made to persons who are not “U.S. Persons” as defined in Regulation S.  Subsequent to the offering, the corporation received subscriptions for an aggregate of 14,700,000 shares and payment in full of the subscription proceeds.  In order to allow for the oversubscriptions to the Foreign Offering, on March 24, 2011, the Corporation increased the number of Shares being issued under the Offering to 14,700,000 Shares.  Upon the issuance of the Shares, the Corporation terminated this Foreign Offering.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 – STOCK ISSUANCES - CONTINUED

U.S. Private Placement

Also, on June 8, 2010, our Board of Directors approved a private placement offering of up to 5,000,000 Units at a price of $0.01 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant (the “U.S. Private Placement”).  Each share purchase warrant entitled the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $.01 US per share.  The private placement offering was made to persons who are “Accredited Investors” as defined in Regulation D. Subsequent to the offering, the corporation received subscriptions for an aggregate of 5,300,000 shares and payment in full of the subscription proceeds.  In order to allow for the oversubscriptions to the US Offering, on March 24, 2011, the Corporation increased the number of Shares being issued under the Offering to 5,300,000 Shares.  Upon the issuance of the Shares, the Corporation terminated this US Offering.

On April 26, 2011 our Board of Directors approved two concurrent private placements as follows:

Foreign Private Placement

On April 26, 2011, our Board of Directors approved a private placement offering of up to 2,500,000 shares of our common stock at a price of $0.10 US per share to persons who are not “US Persons” as defined in Regulation S if the Securities Act of 1933.

U.S. Private Placement

Also, on April 26, 2011, our Board of Directors approved a private placement offering of up to 2,500,000 shares of our common stock at a price of $0.10 US per share.  The offering will be made in the United States to persons who are accredited investors as defined in Regulation D of the Securities Act of 1933.

NOTE 12 – SUBSEQUENT EVENTS

On April 26, 2011, the Company entered into an agreement with Pengram Corporation and issued a promissory note in favor of Pengram Corporation in the amount of $25,000, payable on or before June 27, 2011.  On June 29, 2011, the Earn-In Agreement was amended to extend the maturity date of the promissory note to September 27, 2011.  In consideration of the extension, the Company will pay interest on the principal sum of $25,000 at the rate of 10% per annum, calculated from the date of the execution of the Earn-In Agreement, being April 26, 2011.

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APRIL 30,2011	APRIL 30,2010	APRIL 30, 2011

Operating Expenses:
Accounting	$24,570	$25,320	$156,670
Bad Debt Expense	-0-	-0-	214,892
Bank Charges	456	290	1,200
Cancelled Merger Costs	-0-	8,300	8,300
Consulting	5,500	-0-	119,650
Exploration Expense	-0-	-0-	24,266
Legal	27,597	29,115	283,314
Office Administration	30,000	30,000	174,600
Office Expenses	-0-	-0-	4,271
Regulatory Expenses/Fees	6,672	3,714	36,837
Rent	1,500	1,875	26,325
Telephone	900	900	6,731
Travel & Entertainment	-0-	-0-	4,708

Total Operating Expenses	$97,195	$99,514	$1,061,764

See Notes to Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2011 (the “Evaluation Date”).  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended April 30, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director.

Name	Age	Positions
Howard Thomson	65	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Sole Director

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

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during the fiscal years ended April 30, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End April 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Howard Thomson	2011	$30,000	$0	$0	$0	$0	$0	$0	$30,000
President, Secretary, Treasurer, CEO & CFO	2010	$30,000	$0	$0	$0	$0	$0	$0	$30,000

Outstanding Equity Awards at Fiscal Year End

As at April 30, 2011, we had no outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 14, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)

DIRECTORS AND OFFICERS
Common Stock	Howard Thomson CEO, CFO, President, Secretary, Treasurer & Director	3,200,001 Shares (direct)	10.9%
Common Stock	All Officers and Directors as a Group (1 person)	3,200,001 Shares	10.9%

5% SHAREHOLDERS
Common Stock	Howard Thomson CEO, CFO, President, Secretary, Treasurer & Director Brookside, Ballymabin Dunmore East, County Waterford Ireland	3,200,001 Shares (direct)	10.9%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 14, 2011.  As of August 14, 2011, there were 29,470,660 shares of our common stock issued and outstanding.

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

During the fiscal years ended April 30, 2011 and 2010, we retained our independent auditor, Sarna & Company, Certified Public Accountants, to provide services in the following categories and amounts:

	Year Ended April 30, 2011		Year Ended April 30, 2010
Audit Fees		$12,800		$12,800
Audit-Related Fees	$	NIL	$	NIL
Tax Fees	$	NIL	$	NIL
All Other Fees	$	NIL	$	NIL
Total		$12,800		$12,800

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)
3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)
3.3	Bylaws.(1)
10.1	2006 Stock Incentive Plan.(4)
10.2	Stock Option Agreement between the Company and Howard Thomson dated March 31, 2006.(4)
10.3	Management Consulting Agreement dated March 21, 2006 between the Company and Howard Thomson.(4)
10.4	Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(5)
10.5	Amendment Agreement dated September 26, 2008 to the Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(6)
10.6	Share Purchase Agreement dated April 29, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(7)
10.7	Amendment Agreement to Share Purchase Agreement dated August 12, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(8)
10.8	Earn-In Agreement (Golden Snow) dated April 26, 2011 between Pengram Corporation and Terrace Ventures Inc.(9)
10.9	Earn-In Extension Agreement (Golden Snow) dated June 29, 2011 between Pengram Corporation and Terrace Ventures Inc.

Exhibit Number	Description of Exhibit

14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 15, 2008.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 2, 2008.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 13, 2009.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 28, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRACE VENTURES INC.

Date:	August 15, 2011	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer ,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 15, 2011	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer and
Director