Form 10-Q
period 2011-07-31
TERRACE VENTURES INC
filed 2011-09-19
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit to post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of September 19, 2011, the Registrant had 29,470,660 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2011 are not necessarily indicative of the results that can be expected for the year ended April 30, 2012.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Terrace,” and the “Company” mean Terrace Ventures Inc. unless otherwise indicated.  All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	(Unaudited)		(Audited)
	JULY 31,		April 30,
	2011		2011

ASSETS

Current Assets:
Cash	$419		$2,459

Total Current Assets	419		2,459

Investment in Mineral Rights	25,000		25,000

TOTAL ASSETS	$25,419		$27,459

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$68,689		$50,817
Loans Payable	6,000		6,000
Loans Payable Related Parties	1,000		1,000
Note Payable	25,000		25,000

Total Current Liabilities	100,689		82,817

Stockholders' Equity:
Common Stock, $0.001 par value 400,000,000 shares authorized, 29,470,660 shares issued	29,471		29,471
Additional Paid in Capital	1,991,424		1,991,424
Deficit Accumulated During the Exploration Stage	<2,096,165	>	<2,076,253	>

Total Stockholders' Equity (Deficit)	<75,270	>	<55,358	>

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$25,419		$27,459

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED						INCEPTION to
	JULY 31, 2011			JULY 31, 2010			JULY 31, 2011

Revenues		$-0-			$-0-			$-0-

Operating Expenses		<19,912	>		<10,155	>		<1,081,676	>

Loss Before Other Income And Expenses		<19,912	>		<10,155	>		<1,081,676	>

Other Income
Interest Income		-0-			-0-			14,491

Other Expense
Unrealized Loss on Investment		-0-			-0-			<1,028,980	>

Loss Before Provision for Income Taxes		<19,912	>		<10,155	>		<2,096,165	>

Provision for Income Taxes		-0-			-0-			-0-

Net Loss		<19,912	>		<10,155	>		<2,096,165	>
Accumulated Deficit, Beginning of Period		<2,076,253	>		<1,979,058	>		-0-

Accumulated Deficit, End of Period	$	<2,096,165	>	$	<1,989,213	>	$	<2,096,165	>

Net Loss per Share	$	<0.00	>	$	<0.01	>	$	<0.28	>

Weighted Average Shares Outstanding		29,470,660			9,470,660			7,699,215

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

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances, April 30, 2005	7,042,500	704	82,546	(134,478)	(51,228)

Common Stock Issued $1.00 per share November 23,2005	500,000	50	499,950	—	500,000

4-for-1 Stock Split, December 19, 2005	22,627,500	29,416	(29,416)	—	—

Common Stock Issued $0.25 per share February 3, 2006	400,000	400	99,600	—	100,000

Common Stock Issued $0.25 per share March 13, 2006	380,000	380	94,620	—	95,000

Common Stock Issued $0.25 per share March 31, 2006	999,920	1,000	248,980	—	249,980

Net Loss, Period Ended April 30, 2006	—	—	—	(987,633)	(987,633)

Balances April 30, 2006	31,949,920	31,950	996,280	(1,122,111)	(93,881)

Common Stock Issued $0.25 per share May 24, 2006	220,080	220	54,800	—	55,020

Common Stock Issued $0.30 per share June 5, 2006	335,000	335	100,165	—	100,500

Common Stock Issued $0.10 per share January 23, 2007	1,678,200	1,678	166,142	—	167,820

Net Loss, Period Ended April 30, 2007	—	—	—	(301,060)	(301,060)

Balances April 30, 2007	34,183,200	$34,183	$1,317,387	$(1,423,171)	$(71,601)

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances April 30, 2007	34,183,200	$34,183	$1,317,387	$(1,423,171)	$(71,601)

Common Stock Issued $0.10 per share July 12, 2007	2,570,000	2,570	254,755	—	257,325

Net Loss, Period Ended April 30, 2008	—	—	—	(100,450)	(100,450)

Balances April 30, 2008	36,753,200	$36,753	$1,572,142	$(1,523,621)	$85,274

Common Stock Issued $0.10 per share October 10, 2008	10,000,000	10,000	190,000	—	200,000

Common Stock Issued $0.02 per share April 8, 2009	600,000	600	11,400	—	12,000

Net Loss, Period Ended April 30, 2009	—	—	—	(355,923)	(355,923)

Balances April 30, 2009	47,353,200	47,353	1,773,542	(1,879,544)	(58,649)

1-for-5 Reverse Stock Split, October 1, 2009	(37,882,540)	(37,882)	37,882	—	—

Net Loss, Period Ended April 30, 2010	—	—	—	(99,514)	(99,514)

Balances April 30, 2010	9,470,660	9,471	1,811,424	(1,979,058)	(158,163)

Common Stock Issued $0.01 per share March 24, 2011	20,000,000	20,000	180,000	—	200,000

Net Loss, Period Ended April 30, 2011	—	—	—	(97,195)	(97,195)

Balances April 30, 2011	29,470,660	29,471	1,991,424	(2,076,253)	(55,358)

Net Loss, Period Ended July 31, 2011	—	—	—	(19,912)	(19,912)

Balances July 31, 2011	29,470,660	29,471	1,991,424	(2,096,165)	(75,270)

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED						INCEPTION to
	JULY 31, 2011			JULY 31, 2010			JULY 31, 2011
Cash Flows from Operating Activities:

Net Loss	$	<19,912	>	$	<10,155	>	$ <2,096,165	>
Adjustments to Reconcile Net Loss To Net Cash Provided/<Used> by Operating Activities:
Unrealized Loss on Investment		-0-			-0-		1,028,980
<Increase>/Decrease in:
Loan Receivable		-0-			-0-		-0-
Increase/<Decrease> in:
Accounts Payable		17,872			9,082		68,689
Loan Payable		-0-			-0-		6,000
Loan Payable - Related Party		-0-			-0-		1,000

Net Cash Used by Operating Activities		<2,040	>		<1,073	>	<991,496	>

Cash Flows from Investing Activities:

Investment in Stock		-0-			-0-		<1,028,980	>
Investment in Mineral Rights		-0-			-0-		<25,000	>

Net Cash Used by Investing Activities		-0-			-0-		<1,053,980	>

Cash Flows from Financing Activities:

Note Payable		-0-			-0-		25,000
Loans from Shareholders		-0-			-0-		157,395
Payments on Loans		-0-			-0-		<157,395	>
Proceeds from Issuance of Common Stock		-0-			-0-		2,020,895

Net Cash Provided by Financing Activities		-0-			-0-		2,045,895

Net Increase (Decrease) in Cash		<2,040	>		<1,073	>	419

Cash at Beginning of Period		2,459			1,169		-0-

Cash at End of Period		$419			$96		$419

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

NOTE 2 – INVESTMENT IN MINERAL RIGHTS

On April 26, 2011, we entered into an agreement with Pengram Corporation (“Pengram”) dated April 26, 2011, as amended on June 29, 2011, (the “Earn-In Agreement”).  Under the terms of the Earn-In Agreement, the Company will earn up to a 75% interest in Pengram’s agreement with Scoonover Exploration LLC and JR Exploration LLC (the “Underlying Agreement”) to acquire the Golden Snow Property, by paying to Pengram up to $175,000 and expending up to $1,750,000 in exploration work.  The Golden Snow project consists of 111 mineral claims located in the Eureka Mining District in Eureka County, Nevada.  As of July 31, 2011, $25,000 was invested in Pengram by way of promissory note.

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

NOTE 6 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended July 31, 2011 and July 31, 2010 represents the minimum state income tax expense of the Company, which is not considered significant.

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of $2,096,165 since its inception and requires capital for its contemplated operational and marketing activities to take place.  The Company's ability to raise additional capital through the future issuances of common stock is unknown.  The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

	THREE MONTHS ENDED		INCEPTION to
	JULY 31,2011	JULY 31,2010	JULY 31, 2011

Operating Expenses:
Accounting	$4,840	$-0-	$161,510
Bad Debt Expense	-0-	-0-	214,892
Bank Charges	30	45	1,230
Cancelled Merger Costs	-0-	-0-	8,300
Consulting	-0-	-0-	119,650
Exploration Expense	-0-	-0-	24,266
Interest Expense	664	-0-	664
Legal	6,090	2,010	289,404
Office Administration	7,500	7,500	182,100
Office Expenses	-0-	-0-	4,271
Regulatory Expenses/Fees	188	-0-	37,025
Rent	375	375	26,700
Telephone	225	225	6,956
Travel & Entertainment	-0-	-0-	4,708

Total Operating Expenses	$19,912	$10,155	$1,081,676

See Notes to Financial Statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

During the next twelve months, we will be required to make a number of payments in order to maintain our interest to acquire a 75% interest in the Golden Snow Project.  Under the terms of our Earn-In Agreement, in order to keep the Golden Snow Property in good standing, we are required to pay to Pengram: (i) a payment of $25,000 by September 27, 2011; and (ii) the Bureau of Land Management maintenance and claim fees of approximately $15,960 by September 1, 2012.  If we are unable to make the payments to Claremont, the Bureau of Land Management we will lose our interest in the Golden Snow Property.

As the agreement is an option, we may decide at any time not to proceed in which case we would not be liable to pay any funds beyond the amounts due at the time we provide notice that we are not proceeding.  There is no assurance that we will exercise the option.

As at July 31, 2011, we had $419 cash on hand.  Accordingly, we have insufficient cash on hand to proceed with our exploration on the Golden Snow Project and meet our ongoing operating costs.  As such, we will require substantial financing in order to meet our obligations.  There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended		Percentage
	July 31, 2011	July 31, 2010	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(19,912)	(10,155)	96.1%
Net Loss	$(19,912)	$(10,155)	96.1%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.  We are an exploration stage company and are presently seeking and evaluating alternative business opportunities.

Expenses

The major components of our expenses for the three months ended July 31, 2011 and 2010 are outlined in the table below:
			Percentage
	Three Months Ended		Increase /
	July 31, 2011	July 31, 2010	(Decrease)
Accounting	$4,840	$-	100%
Bank Charges	30	45	(33.3)%
Interest	664	-	100%
Legal	6,090	2,010	203%
Office Administration	7,500	7,500	0.0%
Regulatory Expenses/Fees	188	-	100%
Rent	375	375	0.0%
Telephone	225	225	0.0%
Total Operating Expenses	$19,912	$10,155	96.1%

Our operating expenses increased from $10,155, during the three months ended July 31, 2010, to $19,912, during the three months ended July 31, 2011. The increase in our operating expenses is due to increases in accounting, interest expense, legal and regulatory expenses.

Accounting and legal expenses primarily related to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

Office administration expenses consist of amounts incurred to our sole executive officer and director for his management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At July 31, 2011	At April 30, 2011	Percentage Increase / (Decrease)
Current Assets	$419	$2,459	(83.0)%
Current Liabilities	(100,689)	(82,817)	21.6%
Working Capital Deficit	$(100,270)	$(80,358)	24.8%

Cash Flows
	Three Months Ended
	July 31, 2011	July 31, 2010
Net Cash Used by Operating Activities	$(2,040)	$(1,073)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	-	-
Net Increase (Decrease) in Cash During Period	$(2,040)	$(1,073)

We had cash on hand of $419 and a working capital deficit of $100,270 as of July 31, 2011 compared to a working capital deficit of $80,358 as of April 30, 2011.  The increase in our working capital deficit is due to a increase in accounts payable and accrued expenses.

Financing Requirements

Currently, we do not have sufficient financial resources to meet our ongoing operating expenditures.  As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

Foreign Private Placement

On August 16, 2011, our Board of Directors approved a private placement offering of up to 2,500,000 shares of our common stock at a price of $0.05 US per share to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933.

The proceeds of the Private Placement offering will be used to retire corporate indebtedness, complete work on our mineral properties and for general corporate purposes. There is no assurance that the Foreign Private Placement offering or any part of it will be completed.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.             CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2011 (the “Evaluation Date”).  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended April 30, 2011 (the “2011 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2011 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of July 31, 2011, we had $419 cash on hand and a working capital deficit of $100,270.  Our plan of operation calls for significant expenses in order to meet our obligations under the Earn-In Agreement.  There is no guarantee that we will exercise our option.

On August 16, 2011, our Board of Directors approved the Foreign Private Placement offering of up to 2,500,000 shares of our common stock at a price of $0.05 US per share to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933.  There is no assurance that the Foreign Private Placement offering or any part of it will be completed.

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

We have a cumulative net loss of $2,096,165 for the period from our inception to July 31, 2011, and have no revenues to date.  Our future is dependent upon our ability to obtain financing.  Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital, we will not be able to complete our business plan.  As a result, we may have to liquidate our business and investors may lose their investment.

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

We are currently offering securities for gross proceeds of up to $125,000.  Since our inception, we have relied on such equity sales of our common stock to fund our operations.  We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake.  If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders.  We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations.  If we issue additional stock, the interests of existing shareholders will be diluted.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.             OTHER INFORMATION.

None.

ITEM 6.             EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)
3.3	Bylaws.(1)
10.1	2006 Stock Incentive Plan.(4)
10.2	Stock Option Agreement between the Company and Howard Thomson dated March 31, 2006.(4)
10.3	Management Consulting Agreement dated March 21, 2006 between the Company and Howard Thomson.(4)
10.4	Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(5)
10.5	Amendment Agreement dated September 26, 2008 to the Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(6)
10.6	Share Purchase Agreement dated April 29, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(7)
10.7	Amendment Agreement to Share Purchase Agreement dated August 12, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(8)
10.8	Earn-In Agreement (Golden Snow) dated April 26, 2011 between Pengram Corporation and Terrace Ventures Inc.(9)
10.9	Earn-In Extension Agreement (Golden Snow) dated June 29, 2011 between Pengram Corporation and Terrace Ventures Inc.(10)
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 15, 2008.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 2, 2008.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 13, 2009.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 28, 2011.
(10)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRACE VENTURES INC.

Date:	September 19, 2011	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)