Form 10-Q
period 2011-10-31
TERRACE VENTURES INC
filed 2011-12-20
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of December 13, 2011, the Registrant had 29,470,659 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended October 31, 2011 are not necessarily indicative of the results that can be expected for the year ended April 30, 2012.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Terrace,” and the “Company” mean Terrace Ventures Inc. unless otherwise indicated.  All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	(Unaudited)	(Audited)
	October 31, 2011	April 30, 2011

ASSETS

Current Assets:
Cash	$28,804	$2,459

Total Current Assets	28,804	2,459

Investment in Mineral Rights	25,000	25,000

TOTAL ASSETS	$53,804	$27,459

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$89,427	$50,817
Loans Payable	6,000	6,000
Loans Payable – Related Parties	1,000	1,000
Stock Subscriptions Payable	75,000	-0-
Note Payable	25,000	25,000

Total Current Liabilities	196,427	82,817

Stockholders' Deficit:
Common Stock, $0.001 par value 400,000,000 shares authorized, 29,470,660 shares issued	29,471	29,471
Additional Paid in Capital	1,991,424	1,991,424
Deficit Accumulated During the Exploration Stage	(2,163,518)	(2,076,253)

Total Stockholders' Equity/(Deficit)	(142,623)	(55,358)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$53,804	$27,459

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,		INCEPTION to
	2011	2010	2011	2010	OCTOBER 31, 2011

Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Operating Expenses	(67,353)	(31,130)	(87,265)	(41,285)	(1,149,029)

Loss Before Other Income and Expenses	(67,353)	(31,130)	(87,265)	(41,285)	(1,149,029)

Other Income:
Interest Income	-0-	-0-	-0-	-0-	14,491

Other Expense:
Unrealized Loss On Investment	-0-	-0-	-0-	-0-	(1,028,980)

Loss Before Provision for Income Taxes	(67,353)	(31,130)	(87,265)	(41,285)	(2,163,518)

Provision for Income Taxes	-0-	-0-	-0-	-0-	-0-

Net Loss	(67,353)	(31,130)	(87,265)	(41,285)	(2,163,518)

Accumulated Deficit, Beginning of Period	(2,096,165)	(1,989,213)	(2,076,253)	(1,979,058)	-0-

Accumulated Deficit, End of Period	$(2,163,518)	$(2,020,343)	$(2,163,518)	$(2,020,343)	$(2,163,518)

Net Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.26)

Weighted Average Shares Outstanding	29,470,660	9,470,660	29,470,660	9,470,660	8,205,527

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity(Deficit)
Inception February 20, 2001	—	$—	$—	$—	$——

Common Stock Issued $0.001 per share April 9, 2001	4,000,000	4,000	—	—	4,000

Net Loss, April 30, 2001	—	—	—	(1,410)	(1,410)

Balances April 30, 2001	4,000,000	4,000	—	(1,410)	2,590

Common Stock Issued $0.01 per share August 15, 2001	2,500,000	2,500	22,500	—	25,000

Net Loss, April 30, 2002	—	—	—	(19,196)	(19,196)

Balances April 30, 2002	6,500,000	6,500	22,500	(20,606)	8,394

Common Stock Issued $0.10 per share September 30, 2002	142,500	143	14,107	—	14,250

Net Loss, April 30, 2003	—	—	—	(17,632)	(17,632)

Balances April 30, 2003	6,642,500	6,643	36,607	(38,238)	5,012

Common Stock Issued $0.10 per share November 6, 2003	400,000	400	39,600	—	40,000

Net Loss, April 30, 2004	—	—	—	(58,708)	(58,708)

Balances April 30, 2004	7,042,500	7,043	76,207	(96,946)	(13,696)

Net Loss, April 30, 2005	—	—	—	(37,532)	(37,532)

Balances April 30, 2005	7,042,500	7,043	76,207	(134,478)	(51,228)

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) – CONTINUED
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances, April 30, 2005	7,042,500	7,043	76,207	(134,478)	(51,228)

Common Stock Issued $1.00 per share November 23,2005	500,000	500	499,500	—	500,000

4-for-1 Stock Split, December 19, 2005	22,627,500	22,627	(22,627)	—	—

Common Stock Issued $0.25 per share February 3, 2006	400,000	400	99,600	—	100,000

Common Stock Issued $0.25 per share March 13, 2006	380,000	380	94,620	—	95,000

Common Stock Issued $0.25 per share March 31, 2006	999,920	1,000	248,980	—	249,980

Net Loss, Period Ended April 30, 2006	—	—	—	(987,633)	(987,633)

Balances April 30, 2006	31,949,920	31,950	996,280	(1,122,111)	(93,881)

Common Stock Issued $0.25 per share May 24, 2006	220,080	220	54,800	—	55,020

Common Stock Issued $0.30 per share June 5, 2006	335,000	335	100,165	—	100,500

Common Stock Issued $0.10 per share January 23, 2007	1,678,200	1,678	166,142	—	167,820

Net Loss, Period Ended April 30, 2007	—	—	—	(301,060)	(301,060)

Balances April 30, 2007	34,183,200	34,183	1,317,387	(1,423,171)	(71,601)

See Notes to Financial Statements

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances April 30, 2007	34,183,200	$34,183	$1,317,387	$(1,423,171)	$(71,601)

Common Stock Issued $0.10 per share July 12, 2007	2,570,000	2,570	254,755	—	257,325

Net Loss, Period Ended April 30, 2008	—	—	—	(100,450)	(100,450)

Balances April 30, 2008	36,753,200	$36,753	$1,572,142	$(1,523,621)	$85,274

Common Stock Issued $0.10 per share October 10, 2008	10,000,000	10,000	190,000	—	200,000

Common Stock Issued $0.02 per share April 8, 2009	600,000	600	11,400	—	12,000

Net Loss, Period Ended April 30, 2009	—	—	—	(355,923)	(355,923)

Balances April 30, 2009	47,353,200	47,353	1,773,542	(1,879,544)	(58,649)

1-for-5 Reverse Stock Split, October 1, 2009	(37,882,540)	(37,882)	37,882	—	—

Net Loss, Period Ended April 30, 2010	—	—	—	(99,514)	(99,514)

Balances April 30, 2010	9,470,660	9,471	1,811,424	(1,979,058)	(158,163)

Common Stock Issued $0.01 per share March 24, 2011	20,000,000	20,000	180,000	—	200,000

Net Loss, Period Ended April 30, 2011	—	—	—	(97,195)	(97,195)

Balances April 30, 2011	29,470,660	29,471	1,991,424	(2,076,253)	(55,358)

Net Loss, Period Ended October 31, 2011	—	—	—	(87,265)	(87,265)

Balances October 31, 2011	29,470,660	29,471	1,991,424	(2,163,518)	(142,623)

See Notes to Financial Statements.

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	OCTOBER 31,		INCEPTION to
	2011	2010	OCTOBER 31, 2011

Cash Flows from Operating Activities:

Net Loss	$(87,265)	$(41,285)	$(2,163,518)

Adjustments to Reconcile Net Income to Net Cash Provided/(Used) by Operating Activities:
Unrealized Loss on Investment	-0-	-0-	1,028,980
(Increase)/Decrease in:
Notes Receivable	-0-	-0-	-0-
Loan Receivable	-0-	-0-	-0-
Increase(Decrease) in:
Accounts Payable	38,610	31,626	89,427
Loans Payable	-0-	-0-	6,000
Loans Payable – Related Parties	-0-	-0-	1,000
Stock Subscriptions Payable	75,000	8,480	75,000

Net Cash Provided/(Used) by Operating Activities	26,345	(1,179)	(963,111)

Cash Flows from Investing Activities:

Stock Investment	-0-	-0-	(1,028,980)

Net Cash Used by Investing Activities	-0-	-0-	(1,028,980)

Cash Flows from Financing Activities:

Loans from Shareholders	-0-	-0-	157,395
Payments on Loans	-0-	-0-	(157,395)
Proceeds Related to Issuance of Common Stock	-0-	-0-	2,020,895

Net Cash Provided by Financing Activities	-0-	-0-	2,020,895

Net Increase in Cash	$26,345	$(1,179)	$28,804

Cash at Beginning of Period	2,459	1,169	-0-

Cash at End of Period	$28,804	$(10)	$28,804

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

NOTE 6 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended October 31, 2011 and October 31, 2010 represents the minimum state income tax expense of the Company, which is not considered significant.

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of $2,163,518 since its inception and requires capital for its contemplated operational and marketing activities to take place.  The Company's ability to raise additional capital through the future issuances of common stock is unknown.  The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,		INCEPTION to
	2011	2010	2011	2010	OCTOBER 31, 2011

Operating Expenses:
Accounting & Audit	$11,690	$16,460	$16,530	$16,460	$173,200
Bad Debt Expense	-0-	-0-	-0-	-0-	214,892
Bank Charges	110	70	140	115	1,340
Cancelled Merger Costs	-0-	-0-	-0-	-0-	8,300
Consulting	-0-	-0-	-0-	-0-	119,650
Exploration and Development	-0-	-0-	-0-	-0-	24,266
Interest Expense	664	-0-	1,328	-0-	1,328
Legal	11,690	4,259	17,780	6,269	301,094
Office Administration	7,500	7,500	15,000	15,000	189,600
Office Expenses	-0-	-0-	-0-	-0-	4,271
Property Maintenance	29,572	-0-	29,572	-0-	29,572
Regulatory Expenses/Fees	5,527	2,241	5,715	2,241	42,552
Rent	375	375	750	750	27,075
Telephone	225	225	450	450	7,181
Travel & Entertainment	-0-	-0-	-0-	-0-	4,708

Total Operating Expenses	$67,353	$31,130	$87,265	$41,285	$1,149,029

See Notes to Financial Statements

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our business plan is to assemble a portfolio of mineral properties with gold potential and to engage in the exploration and development of these properties.  We currently have an earn-in agreement to acquire 75% interest in Pengram Corporation's agreement with Scoonover Exploration LLC and JR Exploration LLC (the “Underlying Agreement”) to acquire the Golden Snow Property. The Golden Snow Property consists of 114 mineral claims located in the Eureka Mining District in Eureka County, Nevada.

Earn-In Agreement

On April 26, 2011, we entered into an agreement with Pengram Corporation ("Pengram") dated April 26, 2011, as amended on June 29, 2011 (the "Earn-In Agreement").  whereby we will earn up to a 75% interest in Pengram's agreement with Scoonover Exploration LLC and JR Exploration LLC (the “Underlying Agreement”) to acquire the Golden Snow Property by paying to Pengram up to $175,000 and expending up to $1,750,000 to do exploration work on the Golden Snow Property as follows:

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

The Company is also obligated to pay all advance royalties, county and BLM claim fees and Nevada state taxes during the currency of the Earn-In Agreement. We are currently in the process of negotiating an extension to the promissory note that was due on September 27, 2011. There is no assurance that we be able to reach an agreement with Pengram to extend the promissory note.

PLAN OF OPERATION

Over the next twelve months, our plan of operation is to focus our resources on the exploration of the Gold Snow Property.  Subject to obtaining sufficient financing, we plan to retain a consulting geologist to conduct a review of the property in order to recommend an exploration program to be conducted in spring 2012.  Once our consulting geologist has provided us with their findings, we will determine whether to proceed with an exploration program on these properties.

During the next twelve months, we will be required to make a number of payments in order to maintain our interest to acquire a 75% interest in the Golden Snow Project.  Under the terms of our Earn-In Agreement, in order to keep the Golden Snow Property in good standing, we are required to pay to Pengram: (i) $25,000 being the amount due under the promissory note; and (ii) the Bureau of Land Management maintenance and claim fees of approximately $15,960 by September 1, 2012.  If we are unable to make the payments to Claremont, the Bureau of Land Management we will lose our interest in the Golden Snow Property.

As the agreement is an option, we may decide at any time not to proceed in which case we would not be liable to pay any funds beyond the amounts due at the time we provide notice that we are not proceeding.  There is no assurance that we will exercise the option.

As at October 31, 2011, we had $28,804 cash on hand.  Accordingly, we have insufficient cash on hand to proceed with our exploration on the Golden Snow Project and meet our ongoing operating costs.  As such, we will require substantial financing in order to meet our obligations.  There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31, 2011	October 31, 2010	Increase / (Decrease)	October 31, 2011	October 31, 2010	Increase / (Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(67,353)	(31,130)	116.4%	(87,265)	(41,285)	111.4%
Net Loss	$(67,353)	$(31,130)	116.4%	$(87,265)	$(41,285)	111.4%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

The major components of our expenses for the three and six months ended October 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31, 2011	October 31, 2010	Increase / (Decrease)	October 31, 2011	October 31, 2010	Increase / (Decrease)
Accounting and Audit	$11,690	$16,460	(29.0)%	$16,530	$16,460	0.4%
Bank Charges	110	70	57.1%	140	115	21.7%
Interest Expenses	664	-	100%	1,328	-	100%
Legal	11,690	4,259	174.5%	17,780	6,269	183.6%
Office Administration	7,500	7,500	n/a	15,000	15,000	n/a
Property Maintenance	29,572	-	100%	29,572	-	100%
Regulatory Expenses/Fees	5,527	2,241	146.6%	5,715	2,241	155.0%
Rent	375	375	n/a	750	750	n/a
Telephone	225	225	n/a	450	450	n/a
Total Operating Expenses	$67,353	$31,130	116.4%	$87,265	$41,285	111.4%

Our operating expenses increased during the three and six months ended October 31, 2011. This increase in our operating expenses is due to increases in bank charges, interest expenses, legal expenses, property maintenance expenses and regulatory expenses.

Property maintenance expenses primarily related to expenses incurred in connection with the Earn-In Agreement with Pengram.

Accounting and legal expenses primarily related to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

Office administration expenses consist of amounts incurred to our sole executive officer and director for his management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At October 31, 2011	At April 30, 2011	Percentage Increase / (Decrease)
Current Assets	$28,804	$2,459	1071.4%
Current Liabilities	(196,427)	(82,817)	137.2%
Working Capital Deficit	$(167,623)	$(80,358)	108.6%

Cash Flows
	Six Months Ended
	October 31, 2011	October 31, 2010
Net Cash Used by Operating Activities	$(26,345)	$(1,179)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	-	-
Net Increase (Decrease) in Cash During Period	$(26,345)	$(1,179)

We had cash of $28,804 and a working capital deficit of $167,623 as of October 31, 2011 compared to a working capital deficit of $80,358 as of April 30, 2011.  The increase in our working capital deficit is due to: (i) an increase in accounts payable as a result of our lack of capital to meet ongoing costs, and (ii) the fact that we recorded stock subscriptions payable of $75,000 as we have not yet issued the securities under our foreign private placement.

Financing Requirements

Currently, we do not have sufficient financial resources to meet our ongoing operating expenditures.  As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

Foreign Private Placement

On August 16, 2011, our Board of Directors approved a private placement offering of up to 2,500,000 shares of our common stock at a price of $0.05 US per share to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933 (the “Act”). Under this offering, we have received proceeds of $75,000 US as at October 31, 2011 and $112,500 US as at the filing date of this Quarterly Report. We have not issued any securities under the offering

US Private Placement

As of the filing date of this Quarterly Report we have received a subscription for 400,000 shares of our common stock at a price of $0.05 US per share for total proceeds of $20,000 US. The subscriber represented that he was an “accredited investor” as defined in Regulation D of the Act. We have not issued any securities under the offering.

The proceeds of the private placement offerings will be used to retire corporate indebtedness, complete work on our mineral properties and for general corporate purposes. There is no assurance that the Foreign Private Placement offering or any part of it will be completed.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2011 (the “Evaluation Date”).  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended April 30, 2011 (the “2011 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2011 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at October 31, 2011, we had cash on hand of $28,804. Our plan of operation calls for significant expenses in order to meet our obligations under the Earn-In Agreement.  There is no guarantee that we will exercise our option.

On August 16, 2011, our Board of Directors approved the Foreign Private Placement offering of up to 2,500,000 shares of our common stock at a price of $0.05 US per share to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933. Under this offering, we have received proceeds of $75,000 US as at October 31, 2011 and $112,500 US as at the filing date of this Quarterly Report. We have not issued any securities under the offering. There are no assurances that any additional shares will be sold under this offering.

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

We have incurred a net loss of $2,163,518 for the period from February 20, 2001 (inception) to October 31, 2011 and have no revenues to date. Our future is dependent upon our ability to obtain financing.  Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital, we will not be able to complete our business plan.  As a result, we may have to liquidate our business and investors may lose their investment.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)
3.3	Bylaws.(1)
10.1	2006 Stock Incentive Plan.(4)
10.2	Stock Option Agreement between the Company and Howard Thomson dated March 31, 2006.(4)
10.3	Management Consulting Agreement dated March 21, 2006 between the Company and Howard Thomson.(4)
10.4	Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(5)
10.5	Amendment Agreement dated September 26, 2008 to the Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(6)
10.6	Share Purchase Agreement dated April 29, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(7)
10.7	Amendment Agreement to Share Purchase Agreement dated August 12, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(8)
10.8	Earn-In Agreement (Golden Snow) dated April 26, 2011 between Pengram Corporation and Terrace Ventures Inc.(9)
10.9	Earn-In Extension Agreement (Golden Snow) dated June 29, 2011 between Pengram Corporation and Terrace Ventures Inc.(10)
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 15, 2008.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 2, 2008.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 13, 2009.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 28, 2011.
(10)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRACE VENTURES INC.

Date:	December 20, 2011	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)