Form 10-Q
period 2012-01-31
TERRACE VENTURES INC
filed 2012-03-21
CIK 821899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 19, 2012, the Registrant had 29,470,660 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended January 31, 2012 are not necessarily indicative of the results that can be expected for the year ending April 30, 2012.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Terrace,” and the “Company” mean Terrace Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

(UNAUDITED)

ASSETS

	(Unaudited)	(Audited)
	January 31, 2012	April 30, 2011
Current Assets:
Cash	$78,690	$2,459
Total Current Assets	78,690	2,459
Investment in Mineral Rights	25,000	25,000
TOTAL ASSETS	$103,690	$27,459

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$82,723	$50,817
Loans Payable	7,000	6,000
Loans Payable – Related Parties	-0-	1,000
Note Payable	30,000	25,000
Stock Subscriptions Payable	164,500	-0-
Total Current Liabilities	284,223	82,817

Stockholders' Deficit:
Common Stock, $0.001 par value 400,000,000 shares authorized, 29,470,660 shares issued	29,471	29,471
Additional Paid in Capital	1,991,424	1,991,424
Deficit Accumulated During the Exploration Stage	(2,201,428)	(2,076,253)
Total Stockholders' Equity/(Deficit)	(180,533)	(55,358)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$103,690	$27,459

See Notes to Financial Statements

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,		INCEPTION to
	2012	2011	2012	2011	JANUARY 31, 2012
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Operating Expenses	(37,910)	(28,998)	(125,175)	(70,283)	(1,186,939)

Loss Before Other Income and Expenses	(37,910)	(28,998)	(125,175)	(70,283)	(1,186,939)

Other Income:
Interest Income	-0-	-0-	-0-	-0-	14,491

Other Expense:
Unrealized Loss On Investment	-0-	-0-	-0-	-0-	(1,028,980)

Loss Before Provision for Income Taxes	(37,910)	(28,998)	(125,175)	(70,283)	(2,201,428)

Provision for Income Taxes	-0-	-0-	-0-	-0-	-0-

Net Loss	(37,910)	(28,998)	(125,175)	(70,283)	(2,201,428)

Accumulated Deficit, Beginning of Period	(2,163,518)	(2,020,343)	(2,076,253)	(1,979,058)	-0-

Accumulated Deficit, End of Period	$(2,201,428)	$(2,049,341)	$(2,201,428)	$(2,049,341)	$(2,201,428)

Net Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.25)

Weighted Average Shares Outstanding	29,470,660	9,470,660	29,470,660	9,470,660	8,700,065

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

See Notes to Financial Statements

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) – CONTINUED

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balances April 30, 2007	34,183,200	$34,183	$1,317,387	$(1,423,171)	$(71,601)

Common Stock Issued $0.10 per share July 12, 2007	2,570,000	2,570	254,755	----	257,325

Net Loss, Period Ended April 30, 2008	----	----	----	(100,450)	(100,450)

Balances April 30, 2008	36,753,200	$36,753	$1,572,142	$(1,523,621)	$85,274

Common Stock Issued $0.10 per share October 10, 2008	10,000,000	10,000	190,000	----	200,000

Common Stock Issued $0.02 per share April 8, 2009	600,000	600	11,400	----	12,000

Net Loss, Period Ended April 30, 2009	----	----	----	(355,923)	(355,923)

Balances April 30, 2009	47,353,200	47,353	1,773,542	(1,879,544)	(58,649)

1-for-5 Reverse Stock Split, October 1, 2009	(37,882,540)	(37,882)	37,882	----	----

Net Loss, Period Ended April 30, 2010	----	----	----	(99,514)	(99,514)

Balances April 30, 2010	9,470,660	9,471	1,811,424	(1,979,058)	(158,163)

Common Stock Issued $0.01 per share March 24, 2011	20,000,000	20,000	180,000	----	200,000

Net Loss, Period Ended April 30, 2011	----	----	----	(97,195)	(97,195)

Balances April 30, 2011	29,470,660	29,471	1,991,424	(2,076,253)	(55,358)

Net Loss, Period Ended January 31, 2012	----	----	----	(125,175)	(125,175)

Balances January 31, 2012	29,470,660	29,471	1,991,424	(2,201,428)	(180,533)

See Notes to Financial Statements.

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	JANUARY 31,		INCEPTION to
	2012	2011	JANUARY 31, 2012
Cash Flows from Operating Activities:

Net Loss	$(125,175)	$(70,283)	$(2,201,428)

Adjustments to Reconcile Net Income to Net Cash Provided/(Used) by Operating Activities:
Unrealized Loss on Investment	-0-	-0-	1,028,980
(Increase)/Decrease in:
Trust Account Receivable	-0-	-0-	-0-
Notes Receivable	-0-	-0-	-0-
Loan Receivable	-0-	-0-	-0-
Increase(Decrease) in:
Accounts Payable	31,906	41,930	82,723
Loans Payable	1,000	-0-	7,000
Loans Payable – Related Parties	(1,000)	-0-	-0-
Note Payable	5,000	-0-	5,000
Stock Subscriptions Payable	164,500	28,480	164,500

Net Cash Provided/(Used) by Operating Activities	76,231	127	(913,225)

Cash Flows from Investing Activities:

Stock Investment	-0-	-0-	(1,028,980)

Net Cash Used by Investing Activities	-0-	-0-	(1,028,980)

Cash Flows from Financing Activities:

Loans from Shareholders	-0-	-0-	157,495
Payments on Loans	-0-	-0-	(157,495)
Proceeds Related to Issuance of Common Stock	-0-	-0-	2,020,895

Net Cash Provided by Financing Activities	-0-	-0-	2,020,895

Net Increase in Cash	$76,231	$127	$78,690

Cash at Beginning of Period	2,459	1,169	-0-

Cash at End of Period	$78,690	$1,296	$78,690

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

NOTE 2 – INVESTMENT IN MINERAL RIGHTS

On April 26, 2011, we entered into an agreement with Pengram Corporation (“Pengram”) dated April 26, 2011, as amended on June 29, 2011, (the “Earn-In Agreement”). Under the terms of the Earn-In Agreement, the Company will earn up to a 75% interest in Pengram’s agreement with Scoonover Exploration LLC and JR Exploration LLC (the “Underlying Agreement”) to acquire the Golden Snow Property, by issuing an initial promissory note to Pengram of $25,000, paying to Pengram up to $150,000 and expending up to $1,750,000 in exploration work. The Golden Snow project consists of 111 mineral claims located in the Eureka Mining District in Eureka County, Nevada.

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

NOTE 5 – NOTE PAYABLE

Note payable consists of short term monies due to Pengram Corporation. The company has agreed to pay Pengram Corporation $30,000 by way of a promissory note (see Note 2), bearing no interest, payable per schedule detailed in Note 7.

NOTE 6 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended January 31, 2012 and January 31, 2011 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Pengram Corporation Agreement – Golden Snow Project

The Company is obligated to Pengram Corporation for up to $175,000 by issuing a promissory note of $25,000 and paying up to $150,000 in direct payments and $1,750,000 in exploration expenses as follows:

1.	The first 25% interest in the Underlying Agreement upon the Company:
a.	Issuing Pengram a $25,000 promissory note, bearing interest at a rate of 10% per annum, due on September 27, 2011 (which was issued);
b.	Completing exploration expenditures on the Property totaling $250,000 by July 31, 2012.
2.	An additional 25% interest in the Underlying Agreement upon the Company:
a.	Paying Pengram $50,000 on or before May 31, 2013;
b.	Completing additional exploration expenditures on the Property totaling $500,000 by July 31, 2013:
3.	An additional 25% interest in the Underlying Agreement upon the Company:
a.	Paying Pengram $100,000 on or before May 31, 2014;
b.	Completing additional exploration expenditures on the Property totaling $1,000,000 by July 31, 2014.

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES - CONTINUED

Pengram Corporation Agreement – Golden Snow Project - Continued

On December 31, 2011, Pengram, in consideration of $5,000 (which has been paid), agreed to accept, in substitution for the $25,000 promissory note set out above, a series of non-interest bearing promissory notes totaling $30,000 payable on the following dates:

Payment Due Date	Amount

March 31, 2012	$5,000.00
June 30, 2012	5,000.00
September 30, 2012	10,000.00
December 31, 2012	10,000.00

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

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 9 – GOING CONCERN - CONTINUED

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $2,191,428 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

SUPPLEMENTAL STATEMENT

 TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATING EXPENSES

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 31,		JANUARY 31,		INCEPTION to
	2012	2011	2012	2011	JANUARY 31, 2012
Operating Expenses:
Accounting & Audit	$4,150	$3,960	$20,680	$20,420	$177,350
Bad Debt Expense	-0-	-0-	-0-	-0-	214,892
Bank Charges	65	155	205	270	1,405
Cancelled Merger Costs	-0-	-0-	-0-	-0-	8,300
Consulting	1,500	1,000	1,500	1,000	121,150
Exploration and Development	-0-	-0-	-0-	-0-	24,266
Foreign Exchange Loss	905	-0-	905	-0-	905
Interest Expense	664	-0-	1,992	-0-	1,992
Legal	10,770	15,614	28,550	21,883	311,864
Loan Extension Fees	10,000	-0-	10,000	-0-	10,000
Office Administration	7,500	7,500	22,500	22,500	197,100
Office Expenses	-0-	-0-	-0-	-0-	4,271
Property Maintenance	-0-	-0-	29,572	-0-	29,572
Regulatory Expenses/Fees	1,563	169	7,278	2,410	44,115
Rent	375	375	1,125	1,125	27,450
Telephone	225	225	675	675	7,406
Travel & Entertainment	193	-0-	193	-0-	4,901

Total Operating Expenses	$37,910	$28,998	$125,175	$70,283	$1,186,939

See Notes to Financial Statements

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Earn-In Agreement

On April 26, 2011, we entered into an agreement with Pengram Corporation ("Pengram") as amended on June 29, 2011, (the "Earn-In Agreement") whereby we will earn up to a 75% interest in Pengram's agreement with Scoonover Exploration LLC and JR Exploration LLC (the “Underlying Agreement”) to acquire the Golden Snow Property by issuing a promissory note to Pengram of $25,000, paying to Pengram up to $150,000 and expending up to $1,750,000 of exploration work on the Golden Snow Property. Under the terms of the Earn-In Agreement, we will exercise our interest in the Underlying Agreement as follows:

(1)	The first 25% interest in the Underlying Agreement upon us:

(a)	issuing Pengram a $25,000 promissory note, bearing interest at a rate of 10% per annum, due on September 27, 2011 (which was issued);

(b)	completing exploration expenditures on the Golden Snow Property totalling $250,000 by July 31, 2012.

(2)	An additional 25% interest in the Underlying Agreement upon us:

(a)	paying Pengram $50,000 on or before May 31, 2013;

(b)	completing exploration expenditures on the Golden Snow Property totalling $500,000 by July 31, 2013;

(3)	An additional 25% interest in the Underlying Agreement upon us:

(a)	paying Pengram $100,000 on or before May 31, 2014; and

(b)	completing exploration expenditures on the Golden Snow Property totalling $1,000,000 by July 31, 2014.

We are also obligated to pay all advance royalties, county and BLM claim fees and Nevada state taxes during the currency of the Earn-In Agreement. There is no assurance that we be able to perform our obligations under the Earn-In Agreement.

On December 31, 2011, Pengram, in consideration of $5,000 (which has been paid), agreed to accept, in substitution for the $25,000 promissory note set out above, a series of non-interest bearing promissory notes totaling $30,000 payable on the following dates:

Payment Due Date	Amount

March 31, 2012	$5,000.00
June 30, 2012	5,000.00
September 30, 2012	10,000.00
December 31, 2012	10,000.00
$30,000.00

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

During the next twelve months, we must complete the following in order to maintain our interest under the Earn-In Agreement and keep the Golden Snow Property in good standing:

(a)	complete exploration expenditures on the Golden Snow Property totalling $250,000 by July 31, 2012; and

(b)	pay the Bureau of Land Management maintenance and claim fees of approximately $15,960 by September 1, 2012.

As the agreement is an option, we may decide at any time not to proceed in which case we would not be liable to pay any funds beyond the amounts due at the time we provide notice that we are not proceeding. There is no assurance that we will exercise the option.

As at January 31, 2012, we had $78,690 cash on hand. Accordingly, we have insufficient cash on hand to satisfy the exploration expenditure requirements under the Earn-In Agreement and meet our ongoing operating costs. As such, we will require substantial financing in order to meet our obligations. There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended January 31,		Percentage Increase / (Decrease)	Nine Months Ended January 31,		Percentage Increase / (Decrease)
	2012	2011		2012	2011
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(37,910)	(28,998)	30.7%	(125,175)	(70,283)	78.1%
Net Loss	$(37,910)	$(28,998)	30.7%	$(125,175)	$(70,283)	78.1%

Revenues

We have not earned any revenues since our inception. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or if such deposits are discovered, that we will enter into further substantial exploration programs.

Expenses

The major components of our expenses for the three and nine months ended January 31, 2012 and 2011 are outlined in the table below:

	Three Months Ended January 31,		Percentage Increase /	Nine Months Ended January 31,		Percentage Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Accounting and Audit	$4,150	$3,960	4.8%	$20,680	$20,420	1.3%
Bank Charges	65	155	(58.1)%	205	270	(24.1)%
Consulting	1,500	1,000	50.0%	1,500	1,000	50.0%
Foreign Exchange Loss	905	-	100.0%	905	-	100.0%
Interest Expense	664	-	100.0%	1,992	-	100.0%
Legal	10,770	15,614	(31.0)%	28,550	21,883	30.5%
Loan Extension Fees	10,000	-	100.0%	10,000	-	100.0%
Office Administration	7,500	7,500	0.0%	22,500	22,500	0.0%
Property Maintenance	-	-	n/a	29,572	-	100.0%
Regulatory Expenses/Fees	1,563	169	824.9%	7,278	2,410	202.0%
Rent	375	375	0.0%	1,125	1,125	0.0%
Telephone	225	225	0.0%	675	675	0.0%
Travel and Entertainment	193	-	100.0%	193	-	100.0%
Total Operating Expenses	$37,910	$28,998	30.7%	$125,175	$70,283	78.1%

Our operating expenses increased from $28,998, during the three months ended January 31, 2011, to $37,910, during the three months ended January 31, 2012. The increase in our operating expenses is due to increases in accounting and audit expenses, consulting fees, interest expense, loan extension fees, regulatory expenses, travel and entertainment expenses, and the recording of a foreign exchange loss. The increase was partially offset by decreases in bank charges and legal fees.

Our operating expenses increased from $70,283, during the nine months ended January 31, 2011, to $125,175, during the nine months ended January 31, 2012. The increase in our operating expenses is due to increases in accounting and audit expenses, consulting fees, interest expense, legal fees, loan extension fees, property maintenance expenses, regulatory expenses, travel and entertainment expenses, and the recording of a foreign exchange loss. The increase in our operating expenses was partially offset by decreases in bank charges.

Accounting and legal expenses primarily relate to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

Loan extension fees relate to the $5,000 paid to Pengram in consideration of Pengram accepting four promissory notes totalling $30,000 in place of the previously issued interest bearing promissory note of $25,000.

Office administration expenses consist of amounts incurred to our sole executive officer and director for his management consulting services.

Property maintenance expenses primarily relate to expenses incurred in connection with the Earn-In Agreement with Pengram.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At January 31, 2012	At April 30, 2011	Percentage Increase / (Decrease)
Current Assets	$78,690	$2,459	3,100.1%
Current Liabilities	(284,223)	(82,817)	243.2%
Working Capital Deficit	$(205,533)	$(80,358)	155.8%

Cash Flows

	Nine Months Ended
	January 31, 2012	January 31, 2011
Net Cash Provided by Operating Activities	$76,231	$127
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	-	-
Net Increase in Cash During Period	$76,231	$127

We had cash on hand of $78,690 and a working capital deficit of $205,533 as of January 31, 2012 compared to cash on hand of $2,459 and a working capital deficit of $80,358 as of April 30, 2011. The increase in our working capital deficit is due to: (i) an increase in accounts payable and accrued expenses as a result of our lack of capital to meet ongoing costs; (ii) an increase to notes payable in connection with the Earn-In Agreement; and (ii) the fact that we recorded stock subscriptions payable of $164,500.

Financing Requirements

Currently, we do not have sufficient financial resources to meet our ongoing operating expenditures. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

Foreign Private Placement

On August 16, 2011, our Board of Directors approved a private placement offering of up to 2,500,000 shares of our common stock at a price of $0.05 US per share to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933 (the “Act”). Under this offering, we have received proceeds of $144,500 US as at January 31, 2011 and $164,500 US as at the filing date of this Quarterly Report. We have not issued any securities under the offering

US Private Placement

As of the filing date of this Quarterly Report, we have received a subscription for 400,000 shares of our common stock at a price of $0.05 US per share for total proceeds of $20,000 US. The subscriber represented that he was an “accredited investor” as defined in Regulation D of the Act. We have not issued any securities under the offering.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended April 30, 2011 (the “2011 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2011 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at January 31, 2012, we had cash on hand of $78,690. Our plan of operation calls for significant expenses in order to meet our obligations under the Earn-In Agreement. There is no guarantee that we will exercise our option.

On August 16, 2011, our Board of Directors approved the Foreign Private Placement offering of up to 2,500,000 shares of our common stock at a price of $0.05 US per share to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933. Under this offering, we have received proceeds of $145,500 US as at January 31, 2012 and $164,500 US as at the filing date of this Quarterly Report. We have not issued any securities under the offering.

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

We have incurred a net loss of $2,201,428 for the period from February 20, 2001 (inception) to January 31, 2012 and have no revenues to date. Our future is dependent upon our ability to obtain financing. Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment.

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

We have no mineral reserves. If we do not find a mineral reserve containing gold or if we cannot explore the mineral reserve, because either we do not have the money to do it or it will not be economically feasible to do it, we will have to cease operations and you will lose your investment. Mineral exploration, particularly for gold, is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our properties, our production capability is subject to further risks including:

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

Our mineral properties do not contain any known bodies of ore. If our exploration programs are successful in discovering proven reserves on our mineral properties, we will require additional funds in order to place the mineral properties into commercial production. The expenditures to be made by us in the exploration of mineral properties in all probability will be lost as it is an extremely remote possibility that the mineral claims will contain proven reserves. If our exploration programs are successful in discovering proven reserves, we will require additional funds in order to place the mineral properties into commercial production. The funds required for commercial mineral production can range from several millions to hundreds of millions. We currently do not have sufficient funds to place our mineral claims into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for gold and the costs of exploring for or mining these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Because we will need additional financing to fund our exploration activities, there is substantial doubt about our ability to continue as a going concern. At this time, there is a risk that we will not be able to obtain such financing as and when needed.

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

In order to comply with our obligations under the Earn-In Agreement we are required to make a series of cash payments and meet the annual claim maintenance fees. In order to meet these payments we will need to obtain substantial financing. If we are unable to meet these payments, we will lose our option to acquire the interest in the Golden Snow Property.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	Defaults upon Senior Securities.

None.

IteM 4.	mine safety disclosures.

Not Applicable.

Item 5.	Other Information.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)
3.3	Bylaws.(1)
10.1	2006 Stock Incentive Plan.(4)
10.2	Stock Option Agreement between the Company and Howard Thomson dated March 31, 2006.(4)
10.3	Management Consulting Agreement dated March 21, 2006 between the Company and Howard Thomson.(4)
10.4	Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(5)
10.5	Amendment Agreement dated September 26, 2008 to the Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(6)
10.6	Share Purchase Agreement dated April 29, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(7)
10.7	Amendment Agreement to Share Purchase Agreement dated August 12, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(8)
10.8	Earn-In Agreement (Golden Snow) dated April 26, 2011 between Pengram Corporation and Terrace Ventures Inc.(9)
10.9	Earn-In Extension Agreement (Golden Snow) dated June 29, 2011 between Pengram Corporation and Terrace Ventures Inc.(10)
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 15, 2008.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 2, 2008.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 13, 2009.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 28, 2011.
(10)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRACE VENTURES INC.

Date:	March 21, 2012	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)

