Form 10-K
period 2012-04-30
TERRACE VENTURES INC
filed 2012-08-15
CIK 821899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,882,830 based on a price of $0.125, being the price at which our common equity was last sold as of the last business day of our second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 13, 2012, the Registrant had 33,160,660 shares of common stock outstanding.

TERRACE VENTURES INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2012

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

Golden Snow Project

Earn-in Agreement

On April 26, 2011, we entered into an agreement with Pengram Corporation ("Pengram") as amended on June 29, 2011 and July 31, 2012 (the "Earn-In Agreement") whereby we will earn up to a 75% interest in Pengram's agreement with Scoonover Exploration LLC and JR Exploration LLC (the “Underlying Agreement”) to acquire the Golden Snow Property by issuing a promissory note to Pengram of $25,000, paying to Pengram up to $150,000 and expending up to $1,750,000 of exploration work on the Golden Snow Property. Under the terms of the Earn-In Agreement, we will exercise our interest in the Underlying Agreement as follows:

(i)	The first 25% interest in the Underlying Agreement upon us:

a.	issuing Pengram a $25,000 promissory note, bearing interest at a rate of 10% per annum, due on September 27, 2011 (which was issued); and

b.	completing cumulative exploration expenditures on the Golden Snow Property totalling $250,000 by December 31, 2012.

(ii)	An additional 25% interest in the Underlying Agreement upon us:

a.	paying Pengram $50,000 on or before May 31, 2013; and

b.	completing cumulative exploration expenditures on the Golden Snow Property totalling $500,000 by December 31, 2013;

(iii)	An additional 25% interest in the Underlying Agreement upon us:

a.	paying Pengram $100,000 on or before May 31, 2014; and

b.	completing cumulative exploration expenditures on the Golden Snow Property totalling $1,000,000 by December 31, 2014.

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

On December 31, 2011, Pengram, in consideration of $5,000 (which has been paid), agreed to accept, in substitution for the $25,000 promissory note set out above, a series of non-interest bearing promissory notes totaling $30,000 payable on the following dates:

Payment Due Date	Amount

March 31, 2012	$5,000.00
June 30, 2012	5,000.00
September 30, 2012	10,000.00
December 31, 2012	10,000.00
Total	$30,000.00

Description of Property

The Golden Snow Project consists of 111 unpatented mining claims covering approximately 3.5 square miles. The titles to the property will expire on September 1, 2012 if we do not renew the claims.

Location, Access, and Physiography

The Golden Snow Project is contiguous to the southern end of Staccato Gold’s Lookout Mountain property, which has identified several mineralized areas. The Golden Snow Project is located in the Battle Mountain-Eureka Trend, approximately eight miles south of the East Archimedes gold deposit where Barrick Gold Corporation is currently mining a Carlin- type sediment hosted gold deposit. The Eureka district is at the south end of a northerly trending series of intrusives.

4

Figure 2

Location of Golden Snow Project

dolomite, barite bxas
seds undiff'd
qtzt/frlf is
Dbp
tuff/agglomerate
Dmb
Tr
Dbs
Dmu
tuff/agglomerate
dol, jasperoid
SR-2
ELP-2
SR-1
ELP-4
ELP-3
ELP-1
allluv/colluvium
SR-3
ELP-5
Dbp
Dmb
Tr
ELP-7
Dsc
Tr
ELP-6
tuff/agglomerate
FC-02
ELP-8
alluv/colluvium
ELP-10
ELP-9
FC-01
ELP-11
Golden Snow Claims
Original claim block
Total claim block
Feet
0
2,500
5,000
10,000
August 2008

Figure 2 – Golden Snow claim outline

Property History

Exploration in the Eureka District commenced in the 1860s. The Company does not have any records of exploration work conducted on the Golden Snow Project prior to 2006.

In 2006, Minterra Resources acquired the Golden Snow Project. After its acquisition, Minterra Resources commenced a gravity survey and a 95 line kilometer ground magnetic survey across the Golden Snow Project. The gravity data identified two up-thrown (horst) blocks and the magnetic data indicate a prominent circular high that is approximately 2,782 feet in diameter and has a similar signature to Eocene age intrusive and extrusive rocks throughout the Eureka District. Processing of the gravity data by Wright Geophysics identified a number of geophysical linears and Wright also interpreted the magnetic data which shows a prominent circular high that is approximately 2,800 feet in diameter; this has a signature similar to Eocene age intrusive and extrusive rocks associated with mineralization throughout the Eureka District.

In 2007, Minterra Resources completed a 932 sample soil geochemistry program designed to further refine and evaluate the prominent horst-bounding faults. Analysis of the data produced numerous large, coherent, multipoint clusters of anomalous gold, arsenic, antimony, mercury, lead, zinc and barite. Anomalous gold, silver and trace element values from the 2006 soil geochemical program coincided with fault zones outlined by the geophysical-gravity data.

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

Soil and Rock Geochemistry

Soil and Rock Geochemistry Previous lessors completed a widespread soil geochemical sampling program on the Golden Snow Project (Minterra Resource Corp./Britannia Gold). The 2006 program was designed as a follow-up to their gravity and ground magnetic geophysical programs.

932 soils were collected on the west half of the property on lines spaced 800 feet apart with samples taken every 200 feet along each line. The lines were located to bracket the gravity linears; interpreted by Wright as bounding features of north-south trending “horst” and “graben” blocks. The linears are also interpreted as southward continuation(s) of the Ratto Ridge Fault zone which localized the mineralization drilled by Timberline Resources in the Lookout Pit and South Adit areas.

Reconnaissance geology and rock chip sampling during late 2011 and early 2012 identified “collapse breccia” features within the central portion of the claim block where it wraps around the Timberline claims. These contact and fault zones are located in areas not previously sampled and project under colluvial cover into areas targeted for exploration by the geophysical and 2006 geochemistry.

Seventy-two follow up soils were collected using the same layout as the 2006 samples to fill in the un-sampled prospective gap where the collapse brecciation was note. The samples were analyzed using the same protocol as the 2006 sample program.

Key data was contoured and incorporated with the previous property- wide dataset. The most significant results are shown by arsenic and gold. These are significant because the NE trends are parallel to both the favorable Bay State Dolomite (Dbp)/Oxyoke (Doc) contact along which distinct collapse zones were mapped.

Additionally, the NE trending faults appear to control these collapse zones as well as disrupt and offset the favorable host rocks.

There is a narrow zone of detectable gold which also parallels that trend and is similar to other gold- bearing contour zones in the north.

Barium shows a distinct anomalous zone in the new data that lies along the east side of the arsenic values and suggests zoning. This is what would be expected due to the barite associated with the gold deposits at Archimedes (Barrick-Ruby Hill) and the Lookout Pit (Timberline).

Silver and antimony do not appear to be significant relative to the collapse breccia features. However, recontouring the silver and antimony did indicate some distinct zoning peripheral to the magnetic high which Wright interpreted as a shallow intrusive on the east side of the project.

Gold in rock chip sampling also is correlative with the magnetically indicated intrusive margin. Although not spectacular in their magnitude, the data are very encouraging because all of the samples had detectable gold with a high value of 0.052 ppm Au. Most of the samples were collected from areas with a preponderance of jasperoid as subcrop or large boulders. These data are interpreted as representative of nearby bedrock rather than transported boulders or colluvium.

Current Exploration Activities

Mapping and reconnaissance work was conducted in late 2011 and early 2012 and identified collapse breccia features which have been recently identified in association with major Carlin-type sediment hosted gold deposits at Cortez Hills. Previous work by Timberline Resources mineralization was within collapse breccia zones. Gold is also associated with collapse breccia at the:

•	Meikle Mine
•	Rain Mine
•	Railroad district in the southern Carlin Trend

An additional 72 soil samples were collected to help delineate the possible extension of the collapse breccia zones on the Golden Snow Project. Fourteen rock samples were collected to help characterize the area around the magnetically indicated intrusive.

Our consulting geologist recommends three reverse circulation drill holes for a total of 3,000 feet are proposed based on the compilation and evaluation of the data. Two of these holes will test likely locations for gold-bearing collapse breccias. The third hole will test adjacent to the probable intrusive indicated by the ground magnetic data.

The proposed drill program would cost approximately $175,000, summarized as follows:

Exploration Program Costs	Estimate	Rate ($)	Cost ($)

Geology-Senior	10	$650.00	$6,500
Geology-Junior	10	$350.00	$4,000
Travel and Related Expenses (includes mileage)			$2,700
Subtotal			$13,200

Drilling			$115,472
Drill Sample Assaying			$27,030
Drill Supervision (Senior)	2	$650	$1,300
Drill Geologist	13	$400	$5,200
Review of Results			$0
Travel and Related Expenses (includes mileage)			$2,700
Drill Site Preparation and Reclamation			$10,200
Subtotal			$161,902

Total			$175,102

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

Each year we must pay a maintenance fee of $140 per claim to the Nevada State Office of the Bureau of Land Management and on September 1 of each year we must file an affidavit and Notice of Intent to Hold the claims in Mineral County. With respect to the Golden Snow Project, we have paid the required maintenance fees and filed the affidavits required in order to extend the claims to August 31, 2012.

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

As of April 30, 2012, we had $69,157 cash on hand and a working capital deficit of $223,480. Our plan of operation calls for significant expenses in order to meet our obligations under the Earn-In Agreement. There is no guarantee that we will exercise our option.

We do not have other financing arrangements in place. We will require additional financing to meet out our obligations under the Earn-in Agreement. Obtaining financing would be subject to a number of factors outside of our control, including market conditions and additional costs and expenses that might exceed current estimates. These factors may make the timing, amount, terms or conditions of financing unavailable to us in which case we will be unable to complete our plan of operation on our mineral property and to meet our obligations under our Earn-In Agreement

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing. As a result, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have a cumulative net loss of $2,221,875 for the period from our inception to April 30, 2012, and have no revenues to date. Our future is dependent upon our ability to obtain financing. Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our former auditor's comments when determining if an investment in us is suitable.

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

We rent office space at Suite 201, 810 Peace Portal Drive, Blaine, WA 98230, at a cost of $1,500 per year. This rental is on a month-to-month basis without a formal contract.

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

MARKET INFORMATION

Our shares are quoted on the OTC Bulletin Board under the symbol “TVER”. The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

Quarter Ended	High	Low

Fiscal Year 2012
April 30, 2012	$0.02	$0.02
January 31, 2012	$0.06	$0.023
October 31, 2011	$0.125	$0.03
July 31, 2011	$0.09	$0.04

Fiscal Year 2011
April 30, 2011	$0.13	$0.0142
January 31, 2011	$0.02	$0.013
October 31, 2010	$0.015	$0.015
July 31, 2010	$0.05	$0.021

Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The high and low price information provided above was obtained from Stockwatch. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of August 13, 2012, there were one hundred and forty one (141) registered holders of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

Other than as disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, we did not complete any sales of unregistered securities during the year ended April 30, 2012.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Over the next twelve months, our plan of operation is to focus our resources on the exploration of the Gold Snow Property. Subject to obtaining sufficient financing, we plan to conduct a drill program on the Golden Snow Property. The proposed drill program would cost approximately $175,000, summarized as follows:

Exploration Program Costs	Estimate	Rate ($)	Cost ($)

Geology-Senior	10	$650.00	$6,500
Geology-Junior	10	$350.00	$4,000
Travel and Related Expenses (includes mileage)			$2,700
Subtotal			$13,200

Drilling			$115,472
Drill Sample Assaying			$27,030
Drill Supervision (Senior)	2	$650	$1,300
Drill Geologist	13	$400	$5,200
Review of Results			$0
Travel and Related Expenses (includes mileage)			$2,700
Drill Site Preparation and Reclamation			$10,200
Subtotal			$161,902

Total			$175,102

During the next twelve months, we must complete the following in order to maintain our interest under the Earn-In Agreement and keep the Golden Snow Property in good standing:

(a)	complete cumulative exploration expenditures on the Golden Snow Property totaling $250,000 by December 31, 2012; and

(b)	pay the Bureau of Land Management maintenance and claim fees of approximately $17,165 by September 1, 2012.

As the agreement is an option, we may decide at any time not to proceed in which case we would not be liable to pay any funds beyond the amounts due at the time we provide notice that we are not proceeding. There is no assurance that we will exercise the option.

As at April 30, 2012, we had $69,157 cash on hand. Accordingly, we have insufficient cash on hand to satisfy the exploration expenditure requirements under the Earn-In Agreement and meet our ongoing operating costs. As such, we will require substantial financing in order to meet our obligations. There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended April 30,		Percentage
	2012	2011	Increase / (Decrease)
Revenue	$—	$—	n/a
Expenses	(145,622)	(97,195)	49.8%
Net Loss	$(145,622)	$(97,195)	49.8%

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

Operating Expenses

The major components of our expenses for the year ended April 30, 2012 and 2011 are outlined in the table below:

	Year Ended April 30		Percentage
	2012	2011	Increase / (Decrease)
Accounting	$24,830	$24,570	1.1%
Amortization	1,481	-	100.0%
Bank Charges	220	456	(51.8)%
Consulting	1,500	5,500	(72.7)%
Exploration Expense	3,850	-	100.0%
Foreign Exchange Loss	905	-	100.0%
Impairment Expense	2,500	-	100.0%
Interest Expense	2,656	-	100.0%
Legal	36,917	27,597	33.8%
Office Administration	30,000	30,000	0.0%
Property Maintenance	29,572	-	100.0%
Regulatory Expenses/Fees	8,598	6,672	28.9%
Rent	1,500	1,500	0.0%
Telephone	900	900	0.0%
Travel and Entertainment	193	-	100.0%
Total Operating Expenses	$145,622	$97,195	49.8%

Our operating expenses increased from $97,195, during the year ended April 30, 2011, to $145,622, during the year ended April 30, 2012. The increase in our operating expenses is due to increases in accounting expenses, amortization, exploration expense, impairment expense, interest expense, legal fees, property maintenance expenses, regulatory expenses, travel and entertainment expenses, and the recording of a foreign exchange loss. The increase in our operating expenses was partially offset by decreases in bank charges, and consulting.

Accounting and legal expenses primarily relate to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

Amortization, exploration, impairment and property maintenance expenses primarily relate to expenses incurred in connection with the Earn-In Agreement with Pengram.

Office administration expenses consist of amounts incurred to our sole executive officer and director for his management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Year Ended April 30
	2012	2011
Net Cash used in Operating Activities	$(117,802)	$(198,710)
Net Cash used in Investing Activities	-	(25,000)
Net Cash from Financing Activities	184,500	225,000
Net Increase in Cash During Period	$66,698	$1,290

Working Capital

	At April 30, 2012	At April 30, 2011	Percentage Increase / (Decrease)
Current Assets	$77,676	$2,459	3,058.8%
Current Liabilities	(301,156)	(82,817)	263.6%
Working Capital Deficit	$(223,480)	$(80,358)	178.1%

We had cash on hand of $69,157 and a working capital deficit of $223,480 as of April 30, 2012 compared to a working capital deficit of $80,350 as of April 30, 2011. The increase in our working capital deficit is due to: (i) an increase in accounts payable and accrued expenses as a result of our lack of capital to meet ongoing costs; and (ii) the fact that we recorded stock subscriptions payable of $184,500.

Financing Requirements

Currently, we do not have sufficient financial resources to meet our ongoing operating expenditures. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

On May 22, 2012, we issued 3,290,000 shares of our common stock at a price of $0.05 per share for proceeds of $164,500 pursuant to Regulation S of the Securities Act. Each subscriber represented that they were not a “U.S. Person” as that term is defined in Regulation S of the Act.

On May 22, 2012, we issued 400,000 shares of our common stock a price of $0.05 per share for proceeds of $20,000 pursuant to Regulation D of the Securities Act. The subscriber represented that it was an “accredited investor” as defined in Regulation D of the Securities Act.

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

Our significant accounting policies are disclosed in Note 1 to the audited financial statements included in this Annual Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited Financial Statements for the Years Ended April 30, 2012 and 2011, including:

1.	Report of Independent Registered Public Accounting Firm;

2.	Balance Sheets as at April 30, 2012 and 2011;

3.	Statements of Operations and Accumulated Deficit for the years ended April 30, 2012 and 2011 and the period from inception on February 20, 2001 to April 30, 2012;

4.	Statements of Changes in Stockholders’ Equity/Deficit for the period from inception through April 30, 2012;

5.	Statements of Cash Flows for the years ended April 30, 2012 and 2011 and the period from inception to April 30, 2012;

6.	Notes to the Financial Statements; and

7.	Supplemental Statement: Statements of Operating Expenses for the years ended April 30, 2012 and 2011 and the period from inception to April 30, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Terrace Ventures Inc.

Blaine, Washington

We have audited the accompanying balance sheets of Terrace Ventures Inc., an exploration stage company, as of April 30, 2012 and April 30, 2011, and the related statements of operations and accumulated deficit, changes in stockholders’ deficit, and cash flows for the years then ended, and for the period February 20, 2001 (date of inception) to April 30, 2012. These financial statements are the responsibility of Terrace Ventures Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terrace Ventures Inc., an exploration stage company, as of April 30, 2012 and April 30, 2011, and the results of its operations, changes in stockholders’ deficit and cash flows for the years then ended, and for the period February 20, 2001 (date of inception) to April 30, 2012, in conformity with accounting principles generally accepted in The United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sarna & Company,

Certified Public Accountants

Westlake Village, California

August 10, 2012

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

	APRIL 30,	APRIL 30,
	2012	2011

ASSETS

Current Assets:
Cash	$69,157	$2,459
Prepaid Expense	8,519	-0-

Total Current Assets	77,676	2,459

Investment in Mineral Rights	22,500	25,000

TOTAL ASSETS	$100,176	$27,459

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$84,656	$50,817
Loans Payable	7,000	6,000
Loans Payable – Related Parties	-0-	1,000
Note Payable	25,000	25,000
Stock Subscriptions Outstanding	184,500	-0-

Total Current Liabilities	301,156	82,817

Stockholders' Equity:
Common Stock, $0.001 par value 400,000,000 shares authorized, 29,470,660 shares issued	29,471	29,471
Additional Paid in Capital	1,991,424	1,991,424
Deficit Accumulated During the Exploration Stage	(2,221,875)	(2,076,253)

Total Stockholders' (Deficit)	(200,980)	(55,358)

TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)	$100,176	$27,459

See Notes to Financial Statements.

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APRIL 30, 2012	APRIL 30, 2011	APRIL 30, 2012

Revenues	$-0-	$-0-	$-0-

Operating Expenses	(145,622)	(97,195)	(1,207,386)

Loss Before Other Income And Expenses	(145,622)	(97,195)	(1,207,386)

Other Income
Interest Income	-0-	-0-	14,491

Other Expense
Loss on Investment	-0-	-0-	(1,028,980)

Loss Before Provision for Income Taxes	(145,622)	(97,195)	(2,221,875)

Provision for Income Taxes	-0-	-0-	-0-

Net Loss	(145,622)	(97,195)	(2,221,875)

Accumulated Deficit, Beginning of Period	(2,076,253)	(1,979,058)	-0-

Accumulated Deficit,End of Period	$(2,221,875)	$(2,076,253)	$(2,221,875)

Net Loss per Share	$(0.01)	$(0.01)	$(0.24)

Weighted Average Shares Outstanding	32,106,374	11,970,660	9,614,845

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

See Notes to Financial Statements.

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances April 30, 2007	34,183,200	$34,183	$1,317,387	$(1,423,171)	$(71,601)

Common Stock Issued $0.10 per share July 12, 2007	2,570,000	2,570	254,755	—	257,325

Net Loss, Period Ended April 30, 2008	—	—	—	(100,450)	(100,450)

Balances April 30, 2008	36,753,200	$36,753	$1,572,142	$(1,523,621)	$85,274

Common Stock Issued $0.10 per share October 10, 2008	10,000,000	10,000	190,000	—	200,000

Common Stock Issued $0.20 per share April 8, 2009	600,000	600	11,400	—	12,000

Net Loss, Period Ended April 30, 2009	—	—	—	(355,923)	(355,923)

Balances April 30, 2009	47,353,200	47,353	1,773,542	(1,879,544)	(58,649)

1-for-5 Reverse Stock Split, October 1, 2009	(37,882,540)	(37,882)	37,882	—	—

Net Loss, Period Ended April 30, 2010	—	—	—	(99,514)	(99,514)

Balances April 30, 2010	9,470,660	9,471	1,811,424	(1,979,058)	(158,163)

Common Stock Issued $0.01 per share March 24, 2011	20,000,000	20,000	180,000	—	200,000

Net Loss, Period Ended April 30, 2011	—	—	—	(97,195)	(97,195)

Balances April 30, 2011	29,470,660	29,471	1,991,424	(2,076,253)	(55,358)

Net Loss, Period Ended April 30, 2012	—	—	—	(145,622)	(145,622)

Balances April 30, 2012	29,470,660	29,471	1,991,424	(2,221,875)	(200,980)

See Notes to Financial Statements.

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APRIL 30, 2012	APRIL 30, 2011	APRIL 30, 2012
Cash Flows from Operating Activities:

Net Loss	$(145,622)	$(97,195)	$(2,221,875)
Adjustments to Reconcile Net Loss To Net Cash Provided/<Used> by Operating Activities:
Amortization Expense	1,481	-0-	1,481
Impairment Expense	2,500	-0-	2,500
Prepaid Expense	(10,000)	-0-	(10,000)
Unrealized Loss on Investment	-0-	-0-	1,028,980
<Increase>/Decrease in:
Notes Receivable	-0-	-0-	-0-
Increase/<Decrease> in:
Accounts Payable	33,839	(67,315)	84,656
Loans Payable	1,000	(21,000)	7,000
Loans Payable – Related Parties	(1,000)	(13,200)	-0-

Net Cash Used by Operating Activities	(117,802)	(198,710)	(1,107,258)

Cash Flows from Investing Activities:

Investment in Stock	-0-	-0-	(1,028,980)
Investment in Mineral Rights	-0-	(25,000)	(25,000)

Net Cash Used by Investing Activities	-0-	(25,000)	(1,053,980)

Cash Flows from Financing Activities:

Note Payable	-0-	25,000	25,000
Loans from Shareholders	-0-	-0-	157,395
Payments on Loans	-0-	-0-	(157,395)
Stock Subscriptions Outstanding	184,500	-0-	184,500
Proceeds from Issuance of Common Stock	-0-	200,000	2,020,895

Net Cash Provided by Financing Activities	184,500	225,000	2,230,395

Net Increase (Decrease) in Cash	66,698	1,290	69,157
Cash at Beginning of Period	2,459	1,169	-0-

Cash at End of Period	$69,157	$2,459	$69,157

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

NOTE 2 – PREPAID EXPENSE

Prepaid expense at April 30, 2012 consists of the remainder of the unamortized amount of the original $10,000 paid to renegotiate the Pengram notes. These prepaid fees are fully amortized at December 31, 2012.

NOTE 3 – INVESTMENT IN MINERAL RIGHTS

On April 26, 2011, we entered into an agreement with Pengram Corporation (“Pengram”) dated April 26, 2011, as amended on June 29, 2011, (the “Earn-In Agreement”). Under the terms of the Earn-In Agreement, the Company will earn up to a 75% interest in Pengram’s agreement with Scoonover Exploration LLC and JR Exploration LLC (the “Underlying Agreement”) to acquire the Golden Snow Property, by paying to Pengram up to $175,000 in a promissory note and direct payments, and expending up to $1,750,000 in exploration work. The Golden Snow project consists of 111 mineral claims located in the Eureka Mining District in Eureka County, Nevada.

NOTE 4 – LOANS PAYABLE

Loans payable consist of short term monies advanced. These loans are unsecured; bear no interest rate and no specified maturity date.

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – LOANS PAYABLE – RELATED PARTIES

Loans payable related parties consist of various short term monies advanced by shareholders. These loans are unsecured; bear no interest rate and no specified maturity date.

NOTE 6 – NOTE PAYABLE

Note payable consists of short term monies due to Pengram Corporation. The company has agreed to pay Pengram Corporation by way of a series of promissory notes (see Note 2), bearing no interest, payable per schedule detailed in Note 7.

NOTE 7 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended April 30, 2012 and April 30, 2011 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Pengram Corporation Agreement – Golden Snow Project

The Company is obligated to Pengram Corporation for up to $175,000 in a promissory note and direct payments, and $1,750,000 in exploration expenses as follows:

(i)           The first 25% interest in the Underlying Agreement upon the Company:

a.           Paying Pengram $25,000 by way of a promissory note, bearing interest at a rate of 10% per annum, due on September 27, 2011;

b.           Completing exploration expenditures on the Property totaling $250,000 by December 31, 2012.

(ii)          An additional 25% interest in the Underlying Agreement upon the Company:

a.           Paying Pengram $50,000 on or before May 31, 2013;

b.           Completing additional exploration expenditures on the Property totaling $500,000 by December 31, 2013:

(iii)            An additional 25% interest in the Underlying Agreement upon the Company:

c.           Paying Pengram $100,000 on or before May 31, 2014;

d.           Completing additional exploration expenditures on the Property totaling $1,000,000 by December 31, 2014.

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

On December 31, 2011, Pengram, in consideration of $5,000 (which has been paid), agreed to accept, in substitution for the $25,000 promissory note set out above, a series of non-interest bearing promissory notes totaling $30,000 payable on the following dates:

March 31, 2012	$5,000
June 30, 2012	5,000
September 30, 2012	10,000
December 31, 2012	10,000
TOTAL	30,000
Less: Amount Paid	<5,000	>
Note Payable,
Balance at April 30, 2012	$25,000

Operating Leases

The Company currently rents administrative office space under a monthly renewable contract.

Litigation

The Company is not presently involved in any litigation.

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 10 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 – GOING CONCERN - Continued

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $2,221,875 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 11 – REVERSE STOCK SPLIT

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

NOTE 12 – STOCK ISSUANCES

On June 8, 2010 our Board of Directors terminated the convertible notes offering approved on March 16, 2010 and approved two private placement offerings for up to an aggregate of 10,000,000 Units for proceeds of up to $100,000 as follows:

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 – STOCK ISSUANCES - CONTINUED

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

NOTE 12 – STOCK ISSUANCES - CONTINUED

U.S. Private Placement

Also, on April 26, 2011, our Board of Directors approved a private placement offering of up to 2,500,000 shares of our common stock at a price of $0.10 US per share. The offering will be made in the United States to persons who are accredited investors as defined in Regulation D of the Securities Act of 1933.

NOTE 13 – SUBSEQUENT EVENTS

As of August 10, 2012, all stock had been issued in accordance with the stock subscription agreements in effect at April 30, 2012.

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF OPERATING EXPENSES

	YEAR ENDED	YEAR ENDED	INCEPTION to
	APRIL 30,2012	APRIL 30,2011	APRIL 30, 2012

Operating Expenses:
Accounting	$24,830	$24,570	$181,500
Amortization	1,481	-0-	1,481
Bad Debt Expense	-0-	-0-	214,892
Bank Charges	220	456	1,420
Cancelled Merger Costs	-0-	-0-	8,300
Consulting	1,500	5,500	121,150
Exploration Expense	3,850	-0-	28,116
Foreign Exchange Loss	905	-0-	905
Impairment Expense	2,500	-0-	2,500
Interest Expense	2,656	-0-	2,656
Legal	36,917	27,597	320,231
Office Administration	30,000	30,000	204,600
Office Expenses	-0-	-0-	4,271
Property Maintenance	29,572	-0-	29,572
Regulatory Expenses/Fees	8,598	6,672	45,435
Rent	1,500	1,500	27,825
Telephone	900	900	7,631
Travel & Entertainment	193	-0-	4,901

Total Operating Expenses	$145,622	$97,195	$1,207,386

See Notes to Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended April 30, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director.

Name	Age	Positions
Howard Thomson	66	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Sole Director

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, the Company has determined that the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Howard Thomson Sole Executive Officer and Director	One	One	None

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during the fiscal years ended April 30, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End April 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Howard Thomson	2012	$30,000	$0	$0	$0	$0	$0	$0	$30,000
President, Secretary, Treasurer, CEO & CFO	2011	$30,000	$0	$0	$0	$0	$0	$0	$30,000

Outstanding Equity Awards at Fiscal Year End

As at April 30, 2012, we had no outstanding equity awards.

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))

Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved By Security Holders	Nil	N/A	N/A

Equity Compensation Plans Not Approved By Security Holders	Nil	N/A	4,000,000

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 13, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)

DIRECTORS AND OFFICERS
Common Stock	Howard Thomson CEO, CFO, President, Secretary, Treasurer & Director	450,000 Shares (direct)	1.4%
Common Stock	All Officers and Directors as a Group (1 person)	450,000 Shares	1.4%

5% SHAREHOLDERS
Common Stock	George Hatch 5% Holder 18555 2nd Avenue, Surrey, BC, Canada	2,128,016 Shares (direct)	6.4%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 13, 2012. As of August 13, 2012, there were 33,160,660 shares of our common stock issued and outstanding.
(2)

CHANGES IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

During the fiscal years ended April 30, 2012 and 2011, we retained our independent auditor, Sarna & Company, Certified Public Accountants, to provide services in the following categories and amounts:

	Year Ended April 30, 2012		Year Ended April 30, 2011
Audit Fees		$12,900		$12,800
Audit-Related Fees	$	NIL	$	NIL
Tax Fees	$	NIL	$	NIL
All Other Fees		$9,700	$	NIL
Total		$22,600		$12,800

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)
3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)
Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 80,000,000 shares, par value $0.001 per share.(9)
3.3	Bylaws.(1)
10.1	2006 Stock Incentive Plan.(4)
10.2	Stock Option Agreement between the Company and Howard Thomson dated March 31, 2006.(4)
10.3	Management Consulting Agreement dated March 21, 2006 between the Company and Howard Thomson.(4)
10.4	Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(5)
10.5	Amendment Agreement dated September 26, 2008 to the Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(6)
10.6	Share Purchase Agreement dated April 29, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(7)
10.7	Amendment Agreement to Share Purchase Agreement dated August 12, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(8)
10.8	Earn-In Agreement (Golden Snow) dated April 26, 2011 between Pengram Corporation and Terrace Ventures Inc.(10)
10.9	Earn-In Extension Agreement (Golden Snow) dated June 29, 2011 between Pengram Corporation and Terrace Ventures Inc.(11)

Exhibit Number	Description of Exhibit
10.10	Amendment Agreement dated July 31, 2012 between Pengram Corporation and Terrace Ventures Inc.
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 15, 2008.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 2, 2008.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 13, 2009.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 2, 2009.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 28, 2011.
(11)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 15, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRACE VENTURES INC.

Date:	August 14, 2012	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer ,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 14, 2012	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer and
Director

