Form 10-Q
period 2012-07-31
TERRACE VENTURES INC
filed 2012-09-14
CIK 821899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 11, 2012, the Registrant had 33,160,660 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2012 are not necessarily indicative of the results that can be expected for the year ended April 30, 2013.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Terrace,” and the “Company” mean Terrace Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

	(Unaudited)	(Audited)
	JULY 31,	April 30,
	2012	2012

ASSETS
Current Assets:
Cash	$54,675	$69,157
Prepaid Expense	5,377	8,519
Total Current Assets	60,052	77,676
Investment in Mineral Rights	20,000	22,500
TOTAL ASSETS	$80,052	$100,176

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$106,378	$84,656
Loans Payable	7,000	7,000
Note Payable	20,000	25,000
Stock Subscriptions Outstanding	-0-	184,500

Total Current Liabilities	133,378	301,156

Stockholders' Equity:
Common Stock, $0.001 par value 400,000,000 shares authorized, 33,160,660 and 29,470,660 shares issued, respectively	33,161	29,471
Additional Paid in Capital	2,172,234	1,991,424
Deficit Accumulated During the Exploration Stage	(2,258,721)	(2,221,875)

Total Stockholders' Equity (Deficit)	(53,326)	(200,980)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$80,052	$100,176

See Notes to Financial Statements.

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED		INCEPTION to
	JULY 31, 2012	JULY 31, 2011	JULY 31, 2012

Revenues	$-0-	$-0-	$-0-

Operating Expenses	(36,846)	(19,912)	(1,244,232)

Loss Before Other Income
And Expenses	(36,846)	(19,912)	(1,244,232)

Other Income
Interest Income	-0-	-0-	14,491

Other Expense
Loss on Investment	-0-	-0-	(1,028,980)

Loss Before Provision for
Income Taxes	(36,846)	(19,912)	(2,258,721)

Provision for Income Taxes	-0-	-0-	-0-

Net Loss	(36,846)	(19,912)	(2,258,721)

Accumulated Deficit, Beginning of Period	(2,221,875)	(2,076,253)	-0-

Accumulated Deficit, End of Period	$(2,258,721)	$(2,096,165)	$(2,258,721)

Net Loss per Share	$(0.00)	$(0.00)	$(0.23)

Weighted Average Shares Outstanding	31,930,654	29,470,660	9,645,861

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

See Notes to Financial Statements.

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
		Dollar	Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances April 30, 2008	36,753,200	$36,753	$1,572,142	$(1,523,621)	$85,274

Common Stock Issued $0.10 per share October 10, 2008	10,000,000	10,000	190,000	—	200,000

Common Stock Issued $0.20 per share April 8, 2009	600,000	600	11,400	—	12,000

Net Loss, Period Ended April 30, 2009	—	—	—	(355,923)	(355,923)

Balances April 30, 2009	47,353,200	47,353	1,773,542	(1,879,544)	(58,649)

1-for-5 Reverse Stock Split, October 1, 2009	(37,882,540)	(37,882)	37,882	—	—

Net Loss, Period Ended April 30, 2010	—	—	—	(99,514)	(99,514)

Balances April 30, 2010	9,470,660	9,471	1,811,424	(1,979,058)	(158,163)

Common Stock Issued $0.01 per share March 24, 2011	20,000,000	20,000	180,000	—	200,000

Net Loss, Period Ended April 30, 2011	—	—	—	(97,195)	(97,195)

Balances April 30, 2011	29,470,660	29,471	1,991,424	(2,076,253)	(55,358)

Net Loss, Period Ended April 30, 2012	—	—	—	(145,622)	(145,622)

Balances April 30, 2012	29,470,660	29,471	1,991,424	(2,221,875)	(200,980)

Common Stock Issued $0.05 per share May 22, 2012	3,690,000	3,690	180,810	—	184,500

Net Loss, Period Ended July 31, 2012	—	—	—	(36,846)	(36,846)

Balances July 31, 2012	33,160,660	33,161	2,172,234	(2,258,721)	(53,326)

See Notes to Financial Statements.

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED		INCEPTION to
	JULY 31, 2012	JULY 31, 2011	JULY 31, 2012
Cash Flows from Operating Activities:

Net Loss	$(36,846)	$(19,912)	$(2,258,721)
Adjustments to Reconcile Net Loss To Net Cash Provided/(Used) by Operating Activities:
Amortization Expense	5,642	-0-	7,123
Impairment Expense	-0-	-0-	2,500
Prepaid expense	-0-	-0-	(10,000)
Unrealized Loss on Investment	-0-	-0-	1,028,980
(Increase)/Decrease in:
Increase/(Decrease) in:
Accounts Payable	21,722	17,872	106,378
Loan Payable	-0-	-0-	7,000

Net Cash Used in
Operating Activities	(9,482)	(2,040)	(1,116,740)

Cash Flows from Investing Activities:

Investment in Stock	-0-	-0-	(1,028,980)
Investment in Mineral Rights	-0-	-0-	(25,000)

Net Cash Used in Investing Activities	-0-	-0-	(1,053,980)

Cash Flows from
Financing Activities:

Note Payable	(5,000)	-0-	20,000
Loans from Shareholders	-0-	-0-	157,395
Payments on Loans	-0-	-0-	(157,395)
Proceeds from Issuance of Common Stock	-0-	-0-	2,205,395

Net Cash (Used in) Provided by Financing Activities	(5,000)	-0-	2,225,395

Net Increase (Decrease) in Cash	(14,482)	(2,040)	54,675

Cash at Beginning of Period	69,157	2,459	-0-

Cash at End of Period	$54,675	$419	$54,675

On May 31, 2012 the company issued 3,690,000 shares of stock. Stock Subscriptions Outstanding was reduced with a corresponding increase to common stock

See Notes to Financial Statements.

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 – PREPAID EXPENSE

Prepaid expense at July 31, 2012 consists of the remainder of the unamortized amount of the original $10,000 paid to renegotiate the Pengram notes. These prepaid fees are fully amortized at December 31, 2012.

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

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – NOTE PAYABLE

Note payable consists of short term monies due to Pengram Corporation. The company has agreed to pay Pengram Corporation by way of a series of promissory notes (see Note 3), bearing no interest, payable per schedule detailed in Note 7.

NOTE 6 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended July 31, 2012 and July 31, 2011 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Pengram Corporation Agreement – Golden Snow Project

The Company is obligated to Pengram Corporation for up to $175,000 in a promissory note and direct payments, and $1,750,000 in exploration expenses as follows:

(i)	The first 25% interest in the Underlying Agreement upon the Company:
a.	Paying Pengram $25,000 by way of a promissory note, bearing interest at a rate of 10% per annum, due on September 27, 2011;
b.	Completing exploration expenditures on the Property totaling $250,000 by December 31, 2012.
(ii)	An additional 25% interest in the Underlying Agreement upon the Company:
a.	Paying Pengram $50,000 on or before May 31, 2013;
b.	Completing cumulative exploration expenditures on the Property totaling $500,000 by December 31, 2013:

(iii)	An additional 25% interest in the Underlying Agreement upon the Company:

c.	Paying Pengram $100,000 on or before May 31, 2014;
d.	Completing cumulative exploration expenditures on the Property totaling $1,000,000 by December 31, 2014.

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

On December 31, 2011, Pengram, in consideration of $5,000 (which has been paid), agreed to accept, in substitution for the $25,000 promissory note set out above, a series of non-interest bearing promissory notes totaling $30,000 payable on the following dates:

March 31, 2012	$5,000
June 30, 2012	5,000
September 30, 2012	10,000
December 31, 2012	10,000
TOTAL	30,000
Less: Amount Paid	(10,000)
Note Payable,
Balance at July 31, 2012	$20,000

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

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 – GOING CONCERN - Continued

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $2,258,721 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 – STOCK ISSUANCES - CONTINUED

U.S. Private Placement

Also, on April 26, 2011, our Board of Directors approved a private placement offering of up to 2,500,000 shares of our common stock at a price of $0.10 US per share. The offering was made in the United States to persons who are accredited investors as defined in Regulation D of the Securities Act of 1933.

On May 22, 2012, the Company issued 3,690,000 shares of common stock at a price of $0.05 per share.

NOTE 12 – SUBSEQUENT EVENTS

As of September 10, 2012, all stock had been issued in accordance with the stock subscription agreements in effect at July 31, 2012.

16

SUPPLEMENTAL STATEMENT

TERRACE VENTURES INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF OPERATING EXPENSES

	THREE MONTHS ENDED		INCEPTION to
	JULY 31, 2012	JULY 31, 2011	JULY 31, 2012
Operating Expenses:
Accounting	$8,100	$4,840	$189,600
Amortization Expense	5,642	-0-	7,123
Bad Debt Expense	-0-	-0-	214,892
Bank Charges	-0-	30	1,420
Cancelled Merger Costs	-0-	-0-	8,300
Consulting	-0-	-0-	121,150
Exploration Expense	-0-	-0-	28,116
Foreign Exchange Loss	-0-	-0-	905
Impairment Expense	-0-	-0-	2,500
Interest Expense	-0-	664	2,656
Legal	11,890	6,090	332,121
Office Administration	7,743	7,500	212,343
Office Expenses	-0-	-0-	4,271
Property Maintenance	-0-	-0-	29,572
Regulatory Expenses/Fees	2,581	188	48,016
Rent	375	375	28,200
Telephone	515	225	8,146
Travel & Entertainment	-0-	-0-	4,901

Total Operating Expenses	$36,846	$19,912	$1,244,232

See Notes to Financial Statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As at July 31, 2012, we had $54,675 cash on hand. Accordingly, we have insufficient cash on hand to satisfy the exploration expenditure requirements under the Earn-In Agreement and meet our ongoing operating costs. As such, we will require substantial financing in order to meet our obligations. There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended		Percentage
	July 31, 2012	July 31, 2011	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(36,846)	(19,912)	85.0%
Net Loss	$(36,846)	$(19,912)	85.0%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future. We are an exploration stage company and are presently seeking and evaluating alternative business opportunities.

Expenses

The major components of our expenses for the three months ended July 31, 2012 and 2011 are outlined in the table below:

	Three Months Ended July 31		Percentage
	2012	2011	Increase / (Decrease)
Accounting	$8,100	$4,840	67.4%
Amortization	5,642	-	100.0%
Bank Charges	-	30	(100.0)%
Interest Expense	-	664	(100.0)%
Legal	11,890	6,090	95.2%
Office Administration	7,743	7,500	3.2%
Regulatory Expenses/Fees	2,581	188	1272.9%
Rent	375	375	0.0%
Telephone	515	225	128.9%
Total Operating Expenses	$36,846	$19,912	85.0%

Our operating expenses increased from $19,912, during the three months ended July 31, 2011, to $36,846, during the three months ended July 31, 2012. The increase in our operating expenses is due to increases in accounting, amortization, legal, office administration, regulatory expenses and telephone. The increase was partially offset by decreases in bank charges and interest expense.

Accounting and legal expenses primarily relate to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

Amortization, exploration, impairment and property maintenance expenses primarily relate to expenses incurred in connection with the Earn-In Agreement with Pengram.

Office administration expenses consist of amounts incurred to our sole executive officer and director for his management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At July 31, 2012	At April 30, 2012	Percentage Increase / (Decrease)
Current Assets	$60,052	$77,676	(22.7)%
Current Liabilities	(133,378)	(301,156)	(55.7)%
Working Capital Deficit	$(73,326)	$(223,480)	(67.2)%

Cash Flows

	Three Months Ended
	July 31, 2012	July 31, 2011
Net Cash Used by Operating Activities	$(9,482)	$(2,040)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	(5,000)	-
Net Decrease in Cash During Period	$(14,482)	$(2,040)

We had cash on hand of $54,675 and a working capital deficit of $73,326 as of July 31, 2012 compared to a working capital deficit of $223,480 as of April 30, 2012. The decrease in our working capital deficit is due to a decrease in stock subscriptions outstanding and notes payable. The decrease was partially offset by a decrease in cash and prepaid expenses and an increase in accounts payable and accrued expenses.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended April 30, 2012 (the “2012 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2012 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of July 31, 2012, we had $54,675 cash on hand and a working capital deficit of $73,326. Our plan of operation calls for significant expenses in order to meet our obligations under the Earn-In Agreement. There is no guarantee that we will exercise our option.

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

We have a cumulative net loss of $2,258,721 for the period from our inception to July 31, 2012, and have no revenues to date. Our future is dependent upon our ability to obtain financing. Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	MINE SAFETY DISCLOSURES.

None.

Item 5.	Other Information.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)
3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)
Certificate of Change Pursuant to NRS 78.209 decreasing the authorized capital of common stock to 80,000,000 shares, par value $0.001 per share.(9)
3.3	Bylaws.(1)
10.1	2006 Stock Incentive Plan.(4)
10.2	Stock Option Agreement between the Company and Howard Thomson dated March 31, 2006.(4)
10.3	Management Consulting Agreement dated March 21, 2006 between the Company and Howard Thomson.(4)
10.4	Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(5)
10.5	Amendment Agreement dated September 26, 2008 to the Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(6)
10.6	Share Purchase Agreement dated April 29, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(7)

Exhibit Number	Description of Exhibit
10.7	Amendment Agreement to Share Purchase Agreement dated August 12, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(8)
10.8	Earn-In Agreement (Golden Snow) dated April 26, 2011 between Pengram Corporation and Terrace Ventures Inc.(10)
10.9	Earn-In Extension Agreement (Golden Snow) dated June 29, 2011 between Pengram Corporation and Terrace Ventures Inc.(11)
10.10	Amendment Agreement dated July 31, 2012 between Pengram Corporation and Terrace Ventures Inc.(12)
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 15, 2008.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 2, 2008.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 13, 2009.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 2, 2009.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 28, 2011.
(11)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 15, 2011.
(11)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 15, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRACE VENTURES INC.

Date:	September 14, 2012	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)

