Form 10-Q/A
period 2012-07-31
TERRACE VENTURES INC
filed 2012-10-03
CIK 821899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 11, 2012, the Registrant had 33,160,660 shares of common stock outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Terrace Ventures Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, filed with the Securities and Exchange Commission on September 14, 2012 (the “Original Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and notes to the financial statements contained in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

TERRACE VENTURES INC.

Date:	October 3, 2012	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)