Form 10-Q
period 2012-10-31
TERRACE VENTURES INC
filed 2014-03-19
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X]  Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2012

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
Yes  [  ]   No  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit to post such files).
Yes  [  ]   No  [X]

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
Yes  [  ]   No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of March 17, 2014, the Registrant had 33,160,660 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended October 31, 2012 are not necessarily indicative of the results that can be expected for the year ended April 30, 2013.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Terrace,” and the “Company” mean Terrace Ventures Inc. unless otherwise indicated.  All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

TERRACE VENTURES INC.
(An Exploration Stage Company)
October 31, 2012
(Expressed in US dollars)
(unaudited)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	October 31, 2012 $	April 30, 2012 $
	(unaudited)

ASSETS

Current Assets
Cash and cash equivalents	8,130	69,157
Prepaid expenses	2,235	8,519
Total Current Assets	10,365	77,676
Mineral property costs	2,500	22,500
Total Assets	12,865	100,176

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	127,389	84,656
Loans payable (Note 5)	7,000	32,000
Total Liabilities	134,389	116,656

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 3)
Subsequent Events (Note 7)

Stockholders’ Deficit
Common stock Authorized: 400,000,000 shares, par value $0.001 Issued and outstanding: 33,160,660 and 29,470,660 shares, respectively	33,161	29,471
Additional paid-in capital	2,172,234	1,991,424
Share subscriptions received (Note 6)	–	184,500
Deficit accumulated during the exploration stage	(2,326,919)	(2,221,875)

Total Stockholders’ Deficit	(121,524)	(16,480)

Total Liabilities and Stockholders’ Deficit	12,865	100,176

(The accompanying notes are an integral part of these financial statements)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Three Months Ended October 31, 2012 $	Three Months Ended October 31, 2011 $	Six Months Ended October 31, 2012 $	Six Months Ended October 31, 2011 $	Accumulated from February 20, 2001 (date of inception) to October 31, 2012 $

Revenue	–	–	–	–	–

Operating Expenses

Bad debts	–	–	–	–	214,892
Consulting fees	–	–	–	–	129,450
General and administrative	655	710	1,788	1,340	48,741
Management fees (Note 4)	7,500	7,500	15,000	15,000	219,600
Mineral exploration costs	33,601	29,572	39,243	29,572	100,912
Professional fees	23,593	23,380	43,583	34,310	545,314
Transfer agent and regulatory fees	5,505	5,527	8,086	5,715	53,521

Total Operating Expenses	70,854	66,689	107,700	85,937	1,312,430

Loss Before Other Income (Expense)	(70,854)	(66,689)	(107,700)	(85,937)	(1,312,430)

Other Income (Expense)

Interest expense	–	(664)	–	(1,328)	(2,656)
Interest income	–	–	–	–	14,491
Write-down of investment securities	–	–	–	–	(1,028,980)
Write-off of accounts payable	2,656	–	2,656	–	2,656

Total Other Income (Expense)	2,656	(664)	2,656	(1,328)	(1,014,489)

Net Loss	(68,198)	(67,353)	(105,044)	(87,265)	(2,326,919)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	33,160,660	29,470,660	32,719,465	29,470,660

(The accompanying notes are an integral part of these financial statements)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Six Months Ended October 31, 2012 $	Six Months Ended October 31, 2011 $	Accumulated from February 20, 2001 (date of inception) to October 31, 2012 $

Operating Activities

Net loss for the period	(105,044)	(87,265)	(2,326,919)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property costs	–	–	2,500
Write-down of investment securities	–	–	1,028,980
Write-off of accounts payable	2,656	–	2,656

Changes in operating assets and liabilities:
Prepaid expenses	6,284	38,610	(2,235)
Accounts payable and accrued liabilities	40,077	–	124,733

Net Cash Used in Operating Activities	(56,027)	(48,655)	(1,170,285)

Investing Activities

Purchase of investment securities	–	–	(1,028,980)

Net Cash Used in Investing Activities	–	–	(1,028,980)

Financing Activities

Proceeds from loans payable	–	–	7,000
Repayment of loans payable	(5,000)	–	(5,000)
Proceeds from related party	–	–	157,395
Repayment of related party	–	–	(157,395)
Proceeds from issuance of common stock/share subscriptions received	–	75,000	2,205,395

Net Cash Provided by (Used in) Financing Activities	(5,000)	75,000	2,207,395

Increase (Decrease) in Cash and Cash Equivalents	(61,027)	26,345	8,130

Cash and Cash Equivalents, Beginning of Period	69,157	2,459	–

Cash and Cash Equivalents, End of Period	8,130	28,804	8,130

Cash and Cash Equivalents consists of:
Cash	1,116	23,946	1,116
Funds held in trust by lawyer	7,014	4,858	7,014

Total Cash and Cash Equivalents	8,130	28,804	8,130

Non-cash investing and financing activities

Mineral properties acquired via loan payable	–	–	5,000

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
October 31, 2012
(Expressed in US dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Terrace Ventures Inc. was incorporated on February 20, 2001 in the State of Nevada. The Company is an exploration stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”. The Company is in the business of acquiring, exploring, and developing mineral properties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended October 31, 2012, the Company has not generated any revenues, has a working capital deficit of $124,024, and has an accumulated deficit of $2,326,919. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Principles

(a)	Basis of Presentation

These financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in US dollars.

(b)	Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(c)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to impairment of mineral properties and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
October 31, 2012
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

(e)	Mineral Property Costs

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition costs are capitalized as incurred. Exploration and evaluation costs are expensed as incurred until proven and probable reserves are established. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

(f)	Long-lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(g)	Asset Retirement Obligations

The Company follows the provisions of ASC 440, “Asset Retirement and Environmental Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

(h)	Financial Instruments

Pursuant to ASC 820, “Fair Value Measurements and Disclosures”, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
October 31, 2012
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

(h)	Financial Instruments (continued)

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and loans payable. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(i)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

(j)	Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period. The resulting exchange gains or losses are recognized in income.

(k)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
October 31, 2012
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

(l)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2012 and 2011, the Company had no potentially dilutive shares outstanding.

(m)	Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at October31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in these financial statements.

(n)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(o)	Reclassifications

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

3.	Mineral Properties

On April 26, 2011 (as amended on July 31, 2012, November 17, 2012, May 30, 2013, and December18, 2013), the Company entered into an agreement to acquire up to a 75% interest in 83 mineral claims located in the Eureka Mining District in Eureka County, Nevada.

To earn the first 25% interest, the Company must:

issue a $25,000 promissory note which was originally due on June 10, 2011 (issued); and incur exploration expenditures of $250,000 on or before June 30, 2014.

To earn an additional 25% interest, the Company must:

pay $75,000 on or before June 30, 2014; and incur total exploration expenditures of $750,000 on or before December 31, 2014.

To earn a further 25% interest, the Company must:

pay $100,000 on or before June 30, 2015; and incur total exploration expenditures of $1,250,000 on or before December 31, 2015.

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
October 31, 2012
(Expressed in US dollars)
(unaudited)

3.	Mineral Properties (continued)

On June 29, 2011, the $25,000 promissory note was extended to September 27, 2011 and the Company agreed to pay interest at a rate of 10% per annum. On December 31, 2011, the promissory note was increased to $30,000 with $5,000 due on March 31, 2012, $5,000 due on June 30, 2012, $10,000 due on September 30, 2012, and $10,000 due on December 31, 2012. On April 27, 2012, the Company paid $5,000 of the promissory note. On July 11, 2012, the Company paid $5,000 of the promissory note. On September 20, 2012, the $10,000 due on September 30, 2012 and December 31, 2012 were each extended to February 28, 2013. On November 9, 2012, the remainder of the promissory note was cancelled.

4.	Related Party Transactions

(a)	During the six months ended October 31, 2012, the Company incurred management fees of $15,000 (2011 - $15,000) to the President of the Company.

(b)	As at October 31, 2012, the Company owes $31,082 (April 30, 2012 - $23,138) to the President of the Company for management fees and general operating expenses. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

5.	Loans Payable

(a)	As at October 31, 2012, the Company had a loan payable of $7,000 (April 30, 2012 - $7,000), which is non-interest bearing, unsecured, and due on demand.

(b)	As at October 31, 2012, the Company had a note payable of $nil (April 30, 2012 - $25,000) which was non-interest bearing, unsecured, and due on demand. On July 11, 2012, the Company paid $5,000 and the remaining $20,000 owing on the mineral property option agreement was reduced to $nil as per an amendment to the agreement. Refer to Note 3.

6.	Common Stock

On May 22, 2012, the Company issued 3,690,000 shares of common stock at $0.05 per share for proceeds of $184,500 which had been received as at April 30, 2012.

7.	Subsequent Events

(a)	On June 14, 2013, the Company received loan proceeds of $20,000 which bears interest at 8% per annum, is unsecured, and due on demand.

(b)	On August 23, 2013, the Company received loan proceeds of Cdn$25,000 which bears interest at 10% per annum, is unsecured, and due on demand.

(c)	On January 2, 2014, the Company received loan proceeds of $2,500 which bears interest at 10% per annum, is unsecured, and due on demand.

(d)	On January 27, 2014, the Company received loan proceeds of $10,000 which bears interest at 8% per annum, is unsecured, and due on demand.

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

Our business plan is to assemble a portfolio of mineral properties with gold potential and to engage in the exploration and development of these properties.  We currently have an earn-in agreement to acquire 75% interest in Pengram Corporation's agreement with Scoonover Exploration LLC and JR Exploration LLC (the “Underlying Agreement”) to acquire the Golden Snow Property. The Golden Snow Property consists of 129 mineral claims located in the Eureka Mining District in Eureka County, Nevada.

Earn-In Agreement

On April 26, 2011, we entered into an agreement with Pengram Corporation ("Pengram") dated April 26, 2011, as amended on June 29, 2011, September 20, 2012, November 17, 2012, May 30, 2013 and December 18, 2013 (the "Earn-In Agreement") whereby we will earn up to a 75% interest in Pengram's agreement with Scoonover Exploration LLC and JR Exploration LLC (the “Underlying Agreement”) to acquire the Golden Snow Property by paying to Pengram up to $175,000 and expending up to $1,250,000 to do exploration work on the Golden Snow Property as follows:

(i)	The first 25% interest in the Underlying Agreement upon the Company completing cumulative exploration expenditures on the Property totalling $250,000 by June 30, 2014.

(ii)	An additional 25% interest in the Underlying Agreement upon the Company:

a.	paying Pengram $75,000 on or before June 30, 2014; and

b.	completing cumulative exploration expenditures on the Property totalling $750,000 by December 31, 2014.

(iii)	An additional 25% interest in the Underlying Agreement upon the Company:

a.	paying Pengram $100,000 on or before June 30, 2015; and

b.	completing exploration expenditures on the Property totalling $1,250,000 by December 31, 2015.

The Company is also obligated to pay all advance royalties, county and BLM claim fees and Nevada state taxes during the currency of the Earn-In Agreement. There is no assurance that the Company will be able to perform its obligations under the Earn-In Agreement.

PLAN OF OPERATION

Over the next twelve months, our plan of operation is to focus our resources on the exploration of the Gold Snow Property.  Subject to obtaining sufficient financing, we plan to retain a consulting geologist to conduct a review of the property in order to recommend an exploration program to be conducted in summer of 2014.  Once our consulting geologist has provided us with their findings, we will determine whether to proceed with an exploration program on these properties.

During the next twelve months, we will be required to make a number of payments in order to maintain our interest to acquire a 75% interest in the Golden Snow Project.  Under the terms of our Earn-In Agreement, in order to keep the Golden Snow Property in good standing, we are required: (i) to pay to Pengram $75,000 being the amount payable on June 30, 2014; (ii) complete cumulative exploration expenditures of $250,000 by June 30, 2014; (iii) pay the Bureau of Land Management maintenance and claim fees by September 1, 2014; and (iv) pay any advance royalty payments.  If we are unable to make the payments to Claremont or the Bureau of Land Management we will lose our interest in the Golden Snow Property.

As the agreement is an option, we may decide at any time not to proceed in which case we would not be liable to pay any funds beyond the amounts due at the time we provide notice that we are not proceeding.  There is no assurance that we will exercise the option.

As at October 31, 2012, we had $8,130 cash on hand.  Accordingly, we have insufficient cash on hand to proceed with our exploration on the Golden Snow Project and meet our ongoing operating costs.  As such, we will require substantial financing in order to meet our obligations.  There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended October 31		Percentage Increase / (Decrease)	Six Months Ended October 31		Percentage Increase / (Decrease)
	2012	2011		2012	2011
Revenue	$-	$-	n/a	$-	$-	n/a
Operating Expenses	(70,854)	(66,689)	6.2%	(107,700)	(85,937)	25.3%
Other Income (Expenses)	2,656	(664)	(500.0%)	2,656	(1,328)	(300.0%)
Net Income (Loss)	$(68,198)	$(67,353)	1.3%	$(105,044)	$(87,265)	20.4%
Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

The major components of our expenses for the three and six months ended October 31, 2012 and 2011 are outlined in the table below:

	Three Months Ended October 31		Percentage Increase / (Decrease)	Six Months Ended October 31		Percentage Increase / (Decrease)
	2012	2011		2012	2011
Operating Expenses:
General and administrative	$655	$710	(7.7%)	$1,788	$1,340	33.4%
Management fees	7,500	7,500	0.0%	15,000	15,000	0.0%
Mineral exploration costs	33,601	29,572	13.6%	39,243	29,572	32.7%
Professional fees	23,593	23,380	0.9%	43,583	34,310	27.0%
Transfer agent and regulatory fees	5,505	5,527	(0.4%)	8,086	5,715	41.5%
Sub-total	$70,854	$66,689	6.2%	$107,700	$85,937	25.3%
Other Expenses:
Interest expense	-	664	(100.0%)	-	1,328	(100.0%)
Write-off of payables	(2,656)	-	100.0%	(2,656)	-	100.0%
Sub-total	$(2,656)	$(664)	300.0%	$(2,656)	$1,328	(300.0%)
Total Expenses	$(68,198)	$(67,353)	1.3%	$(105,044)	$(87,265)	20.4%

Our operating expenses increased during the three months ended October 31, 2012. This increase in our operating expenses is primarily due to increases in mineral exploration costs and professional fees. The increase was partially offset by decreases in both general and administrative expenses and transfer agent and regulatory fees.

Our operating expenses increased during the six months ended October 31, 2012. This increase in our operating expenses was primarily due to increases in general and administrative expenses, mineral exploration costs, professional fees and transfer agent and regulatory fees.

Mineral exploration costs primarily relate to expenses incurred in connection with the Earn-In Agreement with Pengram.

Professional fees primarily relate to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

Management fees consist of amounts incurred to our sole executive officer and director for his management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At October 31, 2012	At April 30, 2012	Percentage Increase / (Decrease)
Current Assets	$10,365	$77,676	(86.7%)
Current Liabilities	(134,389)	(116,656)	15.2%
Working Capital Deficit	$(124,024)	$(38,980)	218.2%

Cash Flows

	Six Months Ended
	October 31, 2012	October 31, 2011
Net Cash Used by Operating Activities	$(56,027)	$(48,655)
Net Cash From Investing Activities	-	-
Net Cash Provided By (Used In) Financing Activities	(5,000)	75,000
Net Increase (Decrease) in Cash During Period	$(61,027)	$26,345

We had cash of $8,130 and a working capital deficit of $124,024 as of October 31, 2012 compared to a working capital deficit of $38,980 as of April 30, 2012.  The increase in our working capital deficit is due to an increase in accounts payable as a result of our lack of capital to meet ongoing costs.

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

Our significant accounting policies are disclosed in Note 2 to the interim financial statements included in this Quarterly Report.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.            CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2012 (the “Evaluation Date”).  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended April 30, 2012 (the “2012 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2012 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at October 31, 2012, we had cash on hand of $8,130. Our plan of operation calls for significant expenses in order to meet our obligations under the Earn-In Agreement.  There is no guarantee that we will exercise our option.

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

We have incurred a net loss of $2,326,919 for the period from February 20, 2001 (inception) to October 31, 2012 and have no revenues to date. Our future is dependent upon our ability to obtain financing.  Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital, we will not be able to complete our business plan.  As a result, we may have to liquidate our business and investors may lose their investment.

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

Our common shares are quoted on the OTC Markets  under the symbol "TVER”.  Companies quoted on the OTC Markets have traditionally experienced extreme price and volume fluctuations.  In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance.  Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.  As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire at a price equal or greater than the price paid by the investor.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            MINE SAFETY DISCLOSURES.

None.

ITEM 5.            OTHER INFORMATION.

We have become aware that six of the persons who acquired shares under the our Regulation S private placement offering had misrepresented to us that they were “accredited investors” as that term is defined in National Instrument 45-106 as adopted by Canadian Securities Administrators. Although we are not legally required to do we have advised the British Columbia Securities Commission that we intend to make a rescission offer to those investors.  The exact terms of the offer have not been determined. If the offer is accepted by all of the investors the total cost of the rescission will be $62,000.

ITEM 6.            EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)
3.3	Bylaws.(1)
10.1	2006 Stock Incentive Plan.(4)
10.2	Stock Option Agreement between the Company and Howard Thomson dated March 31, 2006.(4)
10.3	Management Consulting Agreement dated March 21, 2006 between the Company and Howard Thomson.(4)
10.4	Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(5)
10.5	Amendment Agreement dated September 26, 2008 to the Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(6)
10.6	Share Purchase Agreement dated April 29, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(7)
10.7	Amendment Agreement to Share Purchase Agreement dated August 12, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(8)
10.8	Earn-In Agreement (Golden Snow) dated April 26, 2011 between Pengram Corporation and Terrace Ventures Inc.(9)
10.9	Earn-In Extension Agreement (Golden Snow) dated June 29, 2011 between Pengram Corporation and Terrace Ventures Inc.(10)
10.10	Amendment Agreement dated November 17, 2012, between Pengram Corporation and Terrace Ventures Inc.(11)
10.11	Amendment Agreement dated for reference May 30, 2013, between Pengram Corporation and Terrace Ventures Inc.(11)
10.12	Amendment Agreement dated December 18, 2013, between Pengram Corporation and Terrace Ventures Inc.
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 15, 2008.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 2, 2008.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 13, 2009.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 28, 2011.
(10)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 15, 2011.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 12, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRACE VENTURES INC.

Date:	March 18, 2014	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)