Form 10-Q
period 2013-01-31
TERRACE VENTURES INC
filed 2014-03-19
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X]  Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended January 31, 2013 are not necessarily indicative of the results that can be expected for the year ended April 30, 2013.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Terrace,” and the “Company” mean Terrace Ventures Inc. unless otherwise indicated.  All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

TERRACE VENTURES INC.
(An Exploration Stage Company)
January 31, 2013
(Expressed in US dollars)
(unaudited)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	January 31, 2013 $	April 30, 2012 $
	(unaudited)

ASSETS

Current Assets
Cash	1,776	69,157
Prepaid expenses	–	8,519
Total Current Assets	1,776	77,676
Mineral property costs	2,500	22,500
Total Assets	4,276	100,176

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	155,986	84,656
Loans payable (Note 5)	7,000	32,000
Total Liabilities	162,986	116,656

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 3)
Subsequent Event (Note 7)

Stockholders’ Deficit
Common stock Authorized: 400,000,000 shares, par value $0.001 Issued and outstanding: 33,160,660 and 29,470,660 shares, respectively	33,161	29,471
Additional paid-in capital	2,172,234	1,991,424
Share subscriptions received (Note 6)	–	184,500
Deficit accumulated during the development stage	(2,364,105)	(2,221,875)
Total Stockholders’ Deficit	(158,710)	(16,480)
Total Liabilities and Stockholders’ Deficit	4,276	100,176

(The accompanying notes are an integral part of these financial statements)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Three Months Ended January 31, 2013 $	Three Months Ended January 31, 2012 $	Nine Months Ended January 31, 2013 $	Nine Months Ended January 31, 2012 $	Accumulated from February 20, 2001 (date of inception) to January 31, 2013 $

Revenue	–	–	–	–	–

Operating Expenses

Bad debts	–	–	–	–	214,892
Consulting fees	–	1,500	–	1,500	129,450
General and administrative	1,745	11,763	3,533	13,103	50,486
Management fees (Note 4)	7,500	7,500	22,500	22,500	227,100
Mineral exploration costs	7,494	–	46,737	29,572	108,406
Professional fees	19,288	14,920	62,871	49,230	564,602
Transfer agent and regulatory	1,159	1,563	9,245	7,278	54,680

Total Operating Expenses	37,186	37,246	144,886	123,183	1,349,616

Loss Before Other Income (Expense)	(37,186)	(37,246)	(144,886)	(123,183)	(1,349,616)

Other Income (Expense)

Interest expense	–	(664)	–	(1,992)	(2,656)
Interest income	–	–	–	–	14,491
Write-down of investment securities	–	–	–	–	(1,028,980)
Write-off of accounts payable	2,656	–	2,656	–	2,656

Total Other Income (Expense)	2,656	(664)	2,656	(1,992)	(1,014,489)

Net Loss	(34,530)	(37,910)	(142,230)	(125,175)	(2,364,105)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	33,160,660	29,470,660	32,878,878	29,470,660

(The accompanying notes are an integral part of these financial statements)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Nine Months Ended January 31, 2013 $	Nine Months Ended January 31, 2012 $	Accumulated from February 20, 2001 (date of inception) to January 31, 2013 $

Operating Activities

Net loss for the period	(142,230)	(125,175)	(2,364,105)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property costs	–	–	2,500
Write-down of investment securities	–	–	1,028,980
Write-off of accounts payable	2,656	–	2,656

Changes in operating assets and liabilities:
Prepaid expenses	8,519	–	–
Accounts payable and accrued liabilities	68,674	31,906	153,330

Net Cash Used in Operating Activities	(62,381)	(93,269)	(1,176,639)

Investing Activities

Investment in investment securities	–	–	(1,028,980)

Net Cash Used in Investing Activities	–	–	(1,028,980)

Financing Activities

Proceeds from loans payable	–	5,000	7,000
Repayment of loans payable	(5,000)	–	(5,000)
Proceeds from related party	–	–	157,395
Repayment of related party	–	–	(157,395)
Proceeds from issuance of common stock	–	–	2,020,895
Proceeds from share subscriptions received	–	164,500	184,500

Net Cash Provided by (Used in) Financing Activities	(5,000)	169,500	2,207,395

Increase Decrease) in Cash	(67,381)	76,231	1,776

Cash, Beginning of Period	69,157	2,459	–

Cash, End of Period	1,776	78,690	1,776

Cash and Cash Equivalents consists of:
Cash	21	65,332	21
Funds held in trust by lawyer	1,755	13,358	1,755

Total Cash and Cash Equivalents	1,776	78,690	1,776

Non-cash investing and financing activities

Mineral properties acquired via loan payable	–	–	5,000

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
January 31, 2013
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended January 31, 2013, the Company has not generated significant revenues, has a working capital deficit of $161,210, and has an accumulated deficit of $2,364,105. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
January 31, 2013
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

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
January 31, 2013
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

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
January 31, 2013
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

(l)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at January 31, 2013 and 2012, the Company had no potentially dilutive shares outstanding.

(m)	Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at January 31, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in these financial statements.

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

To earn a further 25% interest, the Company must:

pay $100,000 on or before June 15, 2015; and incur total exploration expenditures of $1,250,000 on or before December, 2015.

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
January 31, 2013
(Expressed in US dollars)
(unaudited)

3.	Mineral Properties (continued)

On June 29, 2011, the $25,000 promissory note was extended to September 27, 2011 and the Company agreed to pay interest at a rate of 10% per annum. On December 31, 2011, the promissory note was increased to $30,000 with $5,000 due on March 31, 2012, $5,000 due on June 30, 2012, $10,000 due on September 30, 2012, and $10,000 due on December 31, 2012. On April 27, 2012, the Company paid $5,000 of the promissory note. On July 11, 2012, the Company paid $5,000 of the promissory note. On September 20, 2012, the $10,000 due on September 30, 2012 and December 31, 2012 were each extended to February 28, 2013 On November 9, 2012, the remainder of the promissory note was cancelled.

4.	Related Party Transactions

(a)	During the nine months ended January 31, 2013, the Company incurred management fees of $22,500 (2012 - $22,500) to the President of the Company.

(b)	As at January 31, 2013, the Company owes $38,132 (April 30, 2012 - $23,138) to the President of the Company for management fees and general operation expenses. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

5.	Loans Payable

(a)	As at January 31, 2013, the Company had loans payable of $7,000 (April 30, 2012 - $7,000), which is non-interest bearing, unsecured, and due on demand.

(b)	As at January 31, 2013, the Company had a loan payable of $nil (April 30, 2012 - $25,000) which was non-interest bearing, unsecured, and due on demand. During the period ended January 31, 2013, the Company repaid $5,000 and the remaining $20,000 owing on the mineral property option agreement was reduced to $nil as per the amendment to the agreement. Refer to Note 3.

6.	Common Stock

On May 22, 2012, the Company issued 3,690,000 common shares, for which proceeds of $184,500 had been received at April 30, 2012.

7.	Subsequent Events

(a)	On June 14, 2013, the Company received loan proceeds of $20,000 which bears interest at 8% per annum, is unsecured, and due on demand.

(b)	On August 23, 2013, the Company received loan proceeds of Cdn$25,000 which bears interest at 10% per annum, is unsecured, and due on demand.

(c)	On January 2, 2014, the Company received loan proceeds of $2,500 which bears interest at 10% per annum, is unsecured, and due on demand.

(d)	On January 27, 2014, the Company received loan proceeds of $10,000 which bears interest at 8% per annum, is unsecured, and due on demand.

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

Our business plan is to assemble a portfolio of mineral properties with gold potential and to engage in the exploration and development of these properties.  We currently have an earn-in agreement to acquire 75% interest in Pengram Corporation's agreement with Scoonover Exploration LLC and JR Exploration LLC (the “Underlying Agreement”) to acquire the Golden Snow Property. The Golden Snow Property consists of 128 mineral claims located in the Eureka Mining District in Eureka County, Nevada.

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

As at January 31, 2013, we had $1,776 cash on hand.  Accordingly, we have insufficient cash on hand to proceed with our exploration on the Golden Snow Project and meet our ongoing operating costs.  As such, we will require substantial financing in order to meet our obligations.  There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three Months and Nine months Summary

	Three Months Ended January 31		Percentage Increase / (Decrease)	Nine months Ended January 31		Percentage Increase / (Decrease)
	2013	2012		2013	2012
Revenue	$-	$-	n/a	$-	$-	n/a
Operating Expenses	(37,186)	(37,246)	(0.2%)	(144,886)	(123,186)	17.6%
Other Income (Expenses)	2,656	(664)	(500.0%)	2,656	(1,992)	(233.3%)
Net Income (Loss)	$(34,530)	$(37,910)	(8.9%)	$(142,230)	$(125,175)	13.6%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

The major components of our expenses for the three and nine months ended January 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended January 31		Percentage Increase / (Decrease)	Nine months Ended January 31		Percentage Increase / (Decrease)
	2013	2012		2013	2012
Operating Expenses:
Consulting fees	$-	$1,500	(100.0%)	$-	$1,500	(100.0%)
General and administrative	1,745	11,763	(85.2%)	3,533	13,103	(73.0%)
Management fees	7,500	7,500	0.0%	22,500	22,500	0.0%
Mineral exploration costs	7,494	-	100.0%	46,737	29,572	58.0%
Professional fees	19,288	14,920	29.3%	62,871	49,230	27.7%
Transfer agent and regulatory fees	1,159	1,563	(25.8%)	9,245	7,278	27.0%
Sub-total	$37,186	$37,246	(0.2%)	$144,886	$123,183	17.6%
Other Expenses:
Interest expense	-	664	(100.0%)	-	1,992	(100.0%)
Write-off of payables	(2,656)	-	100.0%	(2,656)	-	100.0%
Sub-total	$(2,656)	$(664)	300.0%	$(2,656)	$1,992	(233.3%)
Total Expenses	$(34,530)	$(37,910)	(8.9%)	$(142,230)	$(125,175)	13.6%

Our operating expenses decreased during the three months ended January 31, 2013. This decrease in our operating expenses is primarily due to decreases in consulting fees, general and administrative expense and transfer agent and regulatory fees. The decrease was partially offset by increases in mineral exploration costs and professional fees.

Our operating expenses increased during the nine months ended January 31, 2013. This increase in our operating expenses was primarily due to increases in mineral exploration costs, professional fees and transfer agent and regulatory fees. The increase was partially offset by decreases in general and administrative expenses and consulting fees.

Mineral exploration costs primarily relate to expenses incurred in connection with the Earn-In Agreement with Pengram.

Professional fees primarily relate to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

Management fees consist of amounts incurred to our sole executive officer and director for his management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At January 31, 2013	At April 30, 2012	Percentage Increase / (Decrease)
Current Assets	$1,776	$77,676	(97.7%)
Current Liabilities	(162,986)	(116,656)	39.7%
Working Capital Deficit	$(161,210)	$(38,980)	313.6%

Cash Flows

	Nine months Ended
	January 31, 2013	January 31, 2012
Net Cash Used by Operating Activities	$(62,381)	$(93,269)
Net Cash From Investing Activities	-	-
Net Cash Provided By (Used In) Financing Activities	(5,000)	169,500
Net Increase (Decrease) in Cash During Period	$(67,381)	$76,231

We had cash of $1,776 and a working capital deficit of $161,210 as of January 31, 2013 compared to a working capital deficit of $38,980 as of April 30, 2012.  The increase in our working capital deficit is due to an increase in accounts payable as a result of our lack of capital to meet ongoing costs.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.            CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2013 (the “Evaluation Date”).  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended April 30, 2012 (the “2012 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2012 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at January 31, 2013, we had cash on hand of $1,776. Our plan of operation calls for significant expenses in order to meet our obligations under the Earn-In Agreement.  There is no guarantee that we will exercise our option.

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

We have incurred a net loss of $2,364,105 for the period from February 20, 2001 (inception) to January 31, 2013 and have no revenues to date. Our future is dependent upon our ability to obtain financing.  Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital, we will not be able to complete our business plan.  As a result, we may have to liquidate our business and investors may lose their investment.

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

ITEM 6.            EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)
3.3	Bylaws.(1)
10.1	2006 Stock Incentive Plan.(4)
10.2	Stock Option Agreement between the Company and Howard Thomson dated March 31, 2006.(4)
10.3	Management Consulting Agreement dated March 21, 2006 between the Company and Howard Thomson.(4)
10.4	Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(5)
10.5	Amendment Agreement dated September 26, 2008 to the Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(6)
10.6	Share Purchase Agreement dated April 29, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(7)
10.7	Amendment Agreement to Share Purchase Agreement dated August 12, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(8)
10.8	Earn-In Agreement (Golden Snow) dated April 26, 2011 between Pengram Corporation and Terrace Ventures Inc.(9)
10.9	Earn-In Extension Agreement (Golden Snow) dated June 29, 2011 between Pengram Corporation and Terrace Ventures Inc.(10)
10.10	Amendment Agreement dated November 17, 2012, between Pengram Corporation and Terrace Ventures Inc.(11)
10.11	Amendment Agreement dated for reference May 30, 2013, between Pengram Corporation and Terrace Ventures Inc.(11)
10.12	Amendment Agreement dated December 18, 2013, between Pengram Corporation and Terrace Ventures Inc.(12)
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 15, 2008.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 2, 2008.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 13, 2009.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 28, 2011.
(10)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 15, 2011.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 12, 2013
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on March 19, 2014.

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