Form 10-K
period 2013-04-30
TERRACE VENTURES INC
filed 2014-03-19
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

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
Yes [  ]  No [X]

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
Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,544,424 based on a price of $0.0505, being the price at which our common equity was last sold as of the last business day of our second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 17, 2014, the Registrant had 33,160,660 shares of common stock outstanding.

TERRACE VENTURES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2013

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

Description of Property

The Golden Snow Project consists of 128 unpatented mining claims covering approximately 3.5 square miles.  The titles to the property will expire on September 1, 2014 if we do not renew the claims.

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

Figure 2
Location of Golden Snow Project

dolomite, barite bxas
qtzt/fslf/ls
Dbp
tuff/agglomerate
Dmb
SR-2
ELP-2
alluv/colluvium
Dbs
SR-1
tuff/agglomerate
Tr
Tr
dol, jasperoid
ELP-4
ELP-3
ELP-1
SR-3
ELP-5
Dmb
Dbp
Dbp
Tr
ELP-7
Tr
Tr
ELP-6
tuff/agglomerate
FC-02
ELP-8
alluv/colluvium
ELP-10
ELP-9
FC-01
Golden Snow Claims
Original claim block
Total claim block
ELP-11
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

Seventy-two follow up soils were collected using the same layout as the 2006 samples to fill in the un- sampled prospective gap where the collapse brecciation was note. The samples were analyzed using the same protocol as the 2006 sample program.

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

  Meikle Mine
  Rain Mine
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

Each year we must pay a maintenance fee of $140 per claim to the Nevada State Office of the Bureau of Land Management and on September 1 of each year we must file an affidavit and Notice of Intent to Hold the claims in Mineral County.  With respect to the Golden Snow Project, we have paid the required maintenance fees and filed the affidavits required in order to extend the claims to August 31, 2014.

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

As at April 30, 2013, we had cash on hand of $716. Our plan of operation calls for significant expenses in order to meet our obligations under the Earn-In Agreement.  There is no guarantee that we will exercise our option.

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

We have incurred a net loss of $2,385,215 for the period from February 20, 2001 (inception) to April 30, 2013 and have no revenues to date. Our future is dependent upon our ability to obtain financing.  Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses and working capital deficiency.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital, we will not be able to complete our business plan.  As a result, we may have to liquidate our business and investors may lose their investment.

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

ITEM 4.            MINE SAFETY DISCLOSURES.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our shares are quoted on the OTC Markets Pink Sheets under the symbol “TVER”.  The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

Quarter Ended	High	Low
Fiscal Year 2013
April 30, 2013	$0.07	$0.045
January 31, 2013	$0.045	$0.035
October 31, 2012	$0.06	$0.051
July 31, 2012	$0.045	$0.01

Fiscal Year 2012
April 30, 2012	$0.02	$0.02
January 31, 2012	$0.06	$0.023
October 31, 2011	$0.125	$0.03
July 31, 2011	$0.09	$0.04

Quotations provided by the OTC Markets Pink Sheets reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The high and low price information provided above was obtained from Stockwatch.  The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of August 13, 2013, there were one hundred and forty one (141) registered holders of our common stock.  We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

Other than as disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, we did not complete any sales of unregistered securities during the year ended April 30, 2013.

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

As at April 30, 2013, we had $716 cash on hand.  Accordingly, we have insufficient cash on hand to proceed with our exploration on the Golden Snow Project and meet our ongoing operating costs.  As such, we will require substantial financing in order to meet our obligations.  There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended April 30,		Percentage Increase / (Decrease)
	2013	2012
Revenue	$-	$-	n/a
Operating Expenses	(165,996)	(142,966)	16.1%
Other Income (Expenses)	2,656	(2,656)	(200.0%)
Net Income (Loss)	$(163,340)	$(145,622)	12.2%

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

Operating Expenses

The major components of our expenses for the year ended April 30, 2013 and 2012 are outlined in the table below:

	Year Ended April 30,		Percentage Increase / (Decrease)
	2013	2012
Operating Expenses:
Consulting fees	$-	$1,500	n/a
General and administrative	3,134	3,718	(15.7%)
Impairment of mineral property costs	-	2,500	(100.0%)
Management fees	30,000	30,000	0.0%
Mineral exploration costs	38,303	34,903	9.7%
Professional fees	69,148	61,747	12.0%
Transfer agent and regulatory fees	10,411	8,598	21.1%
Sub-total	$165,996	$142,966	16.1%
Other Expenses:
Interest expense	-	2,565	(100.0%)
Write-off of payables	(2,656)	-	100.0%
Sub-total	$(2,656)	$2,656	(200.0%)
Total Expenses	$163,340	$145,622	12.2%

Our operating expenses increased from $142,966 during the year ended April 30, 2012, to $165,996, during the year ended April 30, 2013. The increase in our operating expenses is due to increases in mineral exploration costs, professional fees and transfer agent and regulatory fees. The increase in our operating expenses was partially offset by decreases in general and administrative expenses, and the fact that we recorded an impairment of mineral property costs during the year ended April 30, 2012.

Mineral exploration costs primarily relate to expenses incurred in connection with the Earn-In Agreement with Pengram.

Professional fees primarily relate to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

Management fees consist of amounts incurred to our sole executive officer and director for his management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Year Ended April 30,
	2013	2012
Net Cash used in Operating Activities	$(60,266)	$(117,802)
Net Cash used in Investing Activities	(3,175)	-
Net Cash provided by (used in) Financing Activities	(5,000)	184,500
Net Increase in Cash During Period	$(68,441)	$66,698

Working Capital

	At April 30, 2013	At April 30, 2012	Percentage Increase / (Decrease)
Current Assets	$716	$77,676	(99.1%)
Current Liabilities	(186,211)	(116,656)	59.6%
Working Capital Deficit	$(185,495)	$(38,980)	375.9%

We had cash on hand of $716 and a working capital deficit of $185,495 as of April 30, 2013 compared to a working capital deficit of $38,980 as of April 30, 2012.  The increase in our working capital deficit is due to an increase in accounts payable and accrued expenses as a result of our lack of capital to meet ongoing costs.

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

Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Annual Report.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited Financial Statements for the Years Ended April 30, 2013 and 2012, including:

1.	Report of Saturna Group Chartered Accountants LLP;
2.	Report of Sarna & Company, Certified Public Accountants;
3.	Balance Sheets as at April 30, 2013 and 2012;
4.	Statements of Operations for the years ended April 30, 2013 and 2012 and the period from inception on February 20, 2001 to April 30, 2013;
5.	Statements of Changes in Stockholders’ Equity (Deficit) for the period from inception on February 20, 2001 to April 30, 2013;
7.	Statements of Cash Flows for the years ended April 30, 2013 and 2012 and the period from inception on February 20, 2001 to April 30, 2013; and
8.	Notes to the Financial Statements.

TERRACE VENTURES INC.
(An Exploration Stage Company)
April 30, 2013
(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Terrace Ventures Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Terrace Ventures Inc. (An Exploration Stage Company) as of April 30, 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and accumulated from May 1, 2012 to April 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2013, and the results of its operations and its cash flows for the year then ended and accumulated from May 1, 2012 to April 30, 2013, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, has a working capital deficit, and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP
Vancouver, Canada
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Terrace Ventures Inc.
Blaine, Washington

We have audited the accompanying balance sheet of Terrace Ventures Inc., an exploration stage company, as of April 30, 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and for the period February 20, 2001 (date of inception) to April 30, 2012. These financial statements are the responsibility of Terrace Ventures Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terrace Ventures Inc., an exploration stage company, as of April 30, 2012, and the results of its operations and its cash flows for the year then ended, and for the period February 20, 2001 (date of inception) to April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SARNA & COMPANY

Sarna & Company
Certified Public Accountants
Westlake Village, California
August 10, 2012

TERRACE VENTURES INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	April 30, 2013 $	April 30, 2012 $

ASSETS

Current Assets
Cash and cash equivalents	716	69,157
Prepaid expenses	–	8,519
Total Current Assets	716	77,676
Mineral property costs (Note 3)	5,675	22,500
Total Assets	6,391	100,176

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	179,211	84,656
Loans payable (Note 5)	7,000	32,000
Total Liabilities	186,211	116,656

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 3)
Subsequent Events (Note 8)

Stockholders’ Deficit
Common stock Authorized: 80,000,000 shares, par value $0.001 Issued and outstanding: 33,160,660 and 29,470,660 shares, respectively	33,161	29,471
Additional paid-in capital	2,172,234	1,991,424
Share subscriptions received (Note 6)	–	184,500
Deficit accumulated during the exploration stage	(2,385,215)	(2,221,875)
Total Stockholders’ Deficit	(179,820)	(16,480)
Total Liabilities and Stockholders’ Deficit	6,391	100,176

(The accompanying notes are an integral part of these financial statements)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	Year Ended April 30, 2013 $	Year Ended April 30, 2012 $	Accumulated from February 20, 2001 (date of inception) to April 30, 2013 $

Revenue	–	–	–

Operating Expenses

Bad debts	–	–	214,892
Consulting fees	15,000	1,500	144,450
General and administrative	3,134	3,718	50,087
Impairment of mineral property costs	–	2,500	2,500
Management fees (Note 4)	30,000	30,000	234,600
Mineral exploration costs	38,303	34,903	97,472
Professional fees	69,148	61,747	570,879
Transfer agent and regulatory fees	10,411	8,598	55,846

Total Operating Expenses	165,996	142,966	1,370,726

Loss Before Other Income (Expense)	(165,996)	(142,966)	(1,370,726)

Other Income (Expense)

Interest expense	–	(2,656)	(2,656)
Interest income	–	–	14,491
Write-down of investment	–	–	(1,028,980)
Write-off of accounts payable	2,656	–	2,656

Total Other Income (Expense)	2,656	(2,656)	(1,014,489)

Net Loss	(163,340)	(145,622)	(2,385,215)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	32,938,249	29,470,660

(The accompanying notes are an integral part of these financial statements)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from February 20, 2011 (Date of Inception) to April 30, 2013
(Expressed in U.S. dollars)

				Deficit
				Accumulated
	Common		Additional	During the
	Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$

Balance, February 20, 2001 (Date of Inception)	–	–	–	–	–

Common stock issued for cash at $0.00125 per share	3,200,000	3,200	800	–	4,000

Net loss for the period	–	–	–	(1,410)	(1,410)

Balance, April 30, 2001	3,200,000	3,200	800	(1,410)	2,590

Common stock issued for cash at $0.0125 per share	2,000,000	2,000	23,000	–	25,000

Net loss for the year	–	–	–	(19,196)	(19,196)

Balance, April 30, 2002	5,200,000	5,200	23,800	(20,606)	8,394

Common stock issued for cash at $0.125 per share	114,000	114	14,136	–	14,250

Net loss for the year	–	–	–	(17,632)	(17,632)

Balance, April 30, 2003	5,314,000	5,314	37,936	(38,238)	5,012

Common stock issued for cash at $0.125 per share	320,000	320	39,680	–	40,000

Net loss for the year	–	–	–	(58,708)	(58,708)

Balance, April 30, 2004	5,634,000	5,634	77,616	(96,946)	(13,696)

Net loss for the year	–	–	–	(37,532)	(37,532)

Balance, April 30, 2005	5,634,000	5,634	77,616	(134,478)	(51,228)

Common stock issued for cash at $1.25 per share	400,000	400	499,600	–	500,000

Common stock issued for cash at $1.25 per share	355,984	356	444,624	–	444,980

Net loss for the year	–	–	–	(987,633)	(987,633)

Balance, April 30, 2006	6,389,984	6,390	1,021,840	(1,122,111)	(93,881)

Common stock issued for cash at $0.50 per share	335,640	336	167,484	–	167,820

Common stock issued for cash at $1.25 per share	44,016	44	54,976	–	55,020

Common stock issued for cash at $1.50 per share	67,000	67	100,433	–	100,500

Net loss for the year	–	–	–	(301,060)	(301,060)

Balance, April 30, 2007	6,836,640	6,837	1,344,733	(1,423,171)	(71,601)

(The accompanying notes are an integral part of these financial statements)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from February 20, 2011 (Date of Inception) to April 30, 2013
(Expressed in U.S. dollars)

					Deficit
					Accumulated
	Common		Additional	Share	During the
	Stock		Paid-in	Subscriptions	Exploration
	Shares	Amount	Capital	Received	Stage	Total
	#	$	$	$	$	$

Balance, April 30, 2007	6,836,640	6,837	1,344,733	–	(1,423,171)	(71,601)

Common stock issued for cash at $0.50 per share	514,000	514	256,811	–	–	257,325

Net loss for the year	–	–	–	–	(100,450)	(100,450)

Balance, April 30, 2008	7,350,640	7,351	1,601,544	–	(1,523,621)	85,274

Common stock issued for cash at $0.10 per share	2,000,000	2,000	198,000	–	–	200,000

Common stock issued for cash at $0.10 per share	120,000	120	11,880	–	–	12,000

Net loss for the year	–	–	–	–	(355,923)	(355,923)

Balance, April 30, 2009	9,470,640	9,471	1,811,424	–	(1,879,544)	(58,649)

Adjustment for stock split	20	–	–	–	–	–

Net loss for the year	–	–	–	–	(99,514)	(99,514)

Balance, April 30, 2010	9,470,660	9,471	1,811,424	–	(1,979,058)	(158,163)

Common stock issued for cash at $0.01 per share	20,000,000	20,000	180,000	–	–	200,000

Net loss for the year	–	–	–	–	(97,195)	(97,195)

Balance, April 30, 2011	29,470,660	29,471	1,991,424	–	(2,076,253)	(55,358)

Share subscriptions received	–	–	–	184,500	–	184,500

Net loss for the year	–	–	–	–	(145,622)	(145,622)

Balance, April 30, 2012	29,470,660	29,471	1,991,424	184,500	(2,221,875)	(16,480)

Common stock issued for cash at $0.05 per share	3,690,000	3,690	180,810	(184,500)	–	–

Net loss for the year	–	–	–	–	(163,340)	(163,340)

Balance, April 30, 2013	33,160,660	33,161	2,172,234	–	(2,385,215)	(179,820)

(The accompanying notes are an integral part of these financial statements)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Year Ended April 30, 2013 $	Year Ended April 30, 2012 $	Accumulated from February 20 2001 (date of inception) to April 30, 2013 $

Operating Activities

Net loss	(163,340)	(145,622)	(2,385,215)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property costs	–	2,500	2,500
Write-down of investment securities	–	–	1,028,980
Write-off of accounts payable	2,656	–	2,656

Changes in operating assets and liabilities:
Prepaid expenses	8,519	(8,519)	–
Accounts payable and accrued liabilities	91,899	33,839	176,555

Net Cash Used in Operating Activities	(60,266)	(117,802)	(1,174,524)

Investing Activities

Mineral property acquisition costs	(3,175)		(3,175)
Purchase of investment securities	–	–	(1,028,980)

Net Cash Used in Investing Activities	(3,175)	–	(1,032,155)

Financing Activities

Proceeds from loans payable	–	–	7,000
Repayment of loans payable	(5,000)	–	(5,000)
Proceeds from related party	–	–	157,395
Repayment of related party	–	–	(157,395)
Proceeds from issuance of common stock	–	–	2,020,895
Proceeds from share subscriptions received	–	184,500	184,500

Net Cash Provided by (Used in) Financing Activities	(5,000)	184,500	2,207,395

Increase (Decrease) in Cash and Cash Equivalents	(68,441)	66,698	716

Cash and Cash Equivalents, Beginning of Period	69,157	2,459	–

Cash and Cash Equivalents, End of Period	716	69,157	716

Cash and Cash Equivalents consists of:

Cash (bank overdraft)	(14)	11,300	(14)
Funds held in trust by lawyer	730	57,857	730

Total Cash and Cash Equivalents	716	69,157	716

Non-cash investing and financing activities:
Mineral properties acquired via loan payable	–	–	25,000
Cancellation of loan payable offset against mineral property costs	(20,000)	–	(20,000)

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
April 30, 2013
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Terrace Ventures Inc. (the “Company”) was incorporated on February 20, 2001 in the State of Nevada. The Company is an exploration stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”. The Company is in the business of acquiring, exploring, and developing mineral properties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the year ended April 30, 2013, the Company has not generated any revenues, has a working capital deficit of $185,495, and has an accumulated deficit of $2,385,215. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Principles

(a)	Basis of Presentation

These financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States.

(b)	Use of Estimates

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

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Mineral Property Costs

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

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
April 30, 2013
(Expressed in US dollars)

2.	Summary of Significant Accounting Principles (continued)

(e)	Long-lived Assets

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

(f)	Asset Retirement Obligations

The Company follows the provisions of ASC 440, “Asset Retirement and Environmental Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

(g)	Financial Instruments

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

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable and accrued liabilities, and loans payable. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
April 30, 2013
(Expressed in US dollars)

2.	Summary of Significant Accounting Principles (continued)

(h)	Income Taxes

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

(i)	Foreign Currency Translation

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

(j)	Stock-based Compensation

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

(k)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at April30, 2013 and 2012, the Company had no potentially dilutive shares outstanding.

(l)	Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As of April 30, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

(m)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(n)	Reclassifications

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
April 30, 2013
(Expressed in US dollars)

3.	Mineral Properties

$

Acquisition costs:

Balance, April 30, 2011	25,000

Impairment	(2,500)

Balance, April 30, 2012	22,500

Additional mineral claims staked	3,175
Promissory note cancelled	(20,000)

Balance, April 30, 2013	5,675

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

On June 29, 2011, the $25,000 promissory note was extended to September 27, 2011 and the Company agreed to pay interest at a rate of 10% per annum. On December 31, 2011, the promissory note was increased to $30,000 with $5,000 due on March 31, 2012, $5,000 due on June 30, 2012, $10,000 due on September 30, 2012, and $10,000 due on December 31, 2012. On April 27, 2012, the Company paid $5,000 of the promissory note which was charged to operations as a financing cost. On July 11, 2012, the Company paid $5,000 of the promissory note. On September 20, 2012, the $10,000 due on September 30, 2012 and December31, 2012 were each extended to February28, 2013. On November 9, 2012, the remainder of the promissory note was cancelled.

4.	Related Party Transactions

(a)	During the year ended April 30, 2013, the Company incurred management fees of $30,000 (2012 - $30,000) to the President of the Company.

(b)	As at April 30, 2013, the Company owes $45,682 (2012 - $23,138) to the President of the Company for management fees and general operation expenses. The amount is included in accounts payable and accrued liabilities and is non-interest bearing, unsecured, and due on demand.

5.	Loans Payable

(a)	As at April 30, 2013, the Company had loans payable of $7,000 (2012 - $7,000), which is non-interest bearing, unsecured, and due on demand.

(b)	As at April 30, 2013, the Company had a promissory note payable of $nil (2012 - $25,000) which was non-interest bearing, unsecured, and due on demand. During the year ended April 30, 2013, the Company repaid $5,000 and the remaining $20,000 owing on the mineral property option agreement was reduced to $nil as per an amendment to the agreement. Refer to Note 3.

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
April 30, 2013
(Expressed in US dollars)

6.	Common Stock

On May 22, 2012, the Company issued 3,690,000 common shares, for which proceeds of $184,500 had been received at April 30, 2012.

7.	Income Taxes

The Company has $1,353,735 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2021. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the year ended April 30, 2013 and 2012 as a result of the following:

	2013 $	2012 $

Net loss before taxes	(163,340)	(145,622)
Statutory rate	34%	34%

Computed expected tax recovery	55,536	49,511
Change in valuation allowance	(55,536)	(49,511)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at April 30, 2013 and 2012 after applying enacted corporate income tax rates are as follows:

	2013 $	2012 $

Net operating losses carried forward	460,270	404,734
Capital losses carried forward	349,853	349,853

Valuation allowance	(810,123)	(754,587)

Net deferred tax asset	–	–

8.	Subsequent Events

(a)	On June 14, 2013, the Company received loan proceeds of $20,000 which bears interest at 8% per annum, is unsecured, and due on demand.

(b)	On August 23, 2013, the Company received loan proceeds of Cdn$25,000 which bears interest at 10% per annum, is unsecured, and due on demand.

(c)	On January 2, 2014, the Company received loan proceeds of $2,500 which bears interest at 10% per annum, is unsecured, and due on demand.

(d)	On January 27, 2014, the Company received loan proceeds of $10,000 which bears interest at 8% per annum, is unsecured, and due on demand.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 27, 2013, we received a notice of resignation from Sarna & Company (“Sarna”), as the Company’s independent registered public accounting firm. Sarna's reports on our financial statements for the years ended April 30, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our ability to continue as a going concern. There have been no disagreements during the fiscal years ended April 30, 2012 and 2011 and the subsequent interim period up to and including the date of dismissal between Sarna and us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Sarna, would have caused them to make reference to the subject matter of the disagreement in connection with Sarna's report.

On June 27, 2013, we appointed Saturna Group Chartered Accountants LLP ("Saturna") as our new independent registered public accounting firm.  We did not consult with Saturna during the fiscal years ended April 30, 2012 and 2011 and any subsequent interim period prior to their engagement regarding: (i) the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that the newly appointed accountant concluded was an important factor in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event in response to paragraph (a)(1)(iv) of Item 304 of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 9A.          CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2013 (the “Evaluation Date”).  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended April 30, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.          OTHER INFORMATION.

We have become aware that six of the persons who acquired shares under the our Regulation S private placement offering had misrepresented to us that they were “accredited investors” as that term is defined in National Instrument 45-106 as adopted by Canadian Securities Administrators. Although we are not legally required to do so, we have advised the British Columbia Securities Commission that we intend to make a rescission offer to those investors.  The exact terms of the offer have not been determined. If the offer is accepted by all of the investors the total cost of the rescission will be $62,000.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director.

Name	Age	Positions
Howard Thomson	67	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Sole Director

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

ITEM 11.           EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during the fiscal years ended April 30, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End April 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Howard Thomson President, Secretary, Treasurer, CEO & CFO	2013 2012	$30,000 $30,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$30,000 $30,000

Outstanding Equity Awards at Fiscal Year End

As at April 30, 2013, we had no outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 17, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Howard Thomson CEO, CFO, President, Secretary, Treasurer & Director	450,000 Shares (direct)	1.4%
Common Stock	All Officers and Directors as a Group (1 person)	450,000 Shares	1.4%
5% SHAREHOLDERS
Common Stock	Estate of George Hatch (Deceased)(2) 5% Holder 18555 2nd Avenue, Surrey, BC, Canada	2,128,016 Shares (direct)	6.4%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 17, 2014. As of March 17, 2014, there were 33,160,660 shares of our common stock issued and outstanding.
(2)	As of March 17, 2014, the shares are still registered under the name George Hatch.

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

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Markets Pink Sheets inter-dealer quotation system, which does not have director independence requirements.  Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  Our sole director, Howard Thomson, is also our sole executive officer.  As a result, we do not have any independent directors.

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

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended April 30, 2013 and 2012, we retained our independent auditors, Sarna & Company, Certified Public Accountants (“Sarna”), and Saturna Group Chartered Accountants LLP (“Saturna”) to provide services in the following categories and amounts:

	Year Ended April 30, 2013(1)	Year Ended April 30, 2012(2)
Audit Fees	$13,500	$22,600
Audit-Related Fees	$NIL	$NIL
Tax Fees	$NIL	$NIL
All Other Fees	$NIL	$NIL
Total	$13,500	$22,600
Note:
(1)	Of the $13,500 in audit fees reported for the year ended April 30, 2013, $9,000 is from services provided by Saturna and $4,500 is from services provided by Sarna.
(2)	All of the $22,600 in audit fees reported for the year ended April 30, 2012 are from services provided by Sarna.

Our Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Sarna and Saturna, and has concluded that it is.

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

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change to Authorized Capital effective December 19, 2005.(2)
3.3	Bylaws.(1)
10.1	2006 Stock Incentive Plan.(4)
10.2	Stock Option Agreement between the Company and Howard Thomson dated March 31, 2006.(4)
10.3	Management Consulting Agreement dated March 21, 2006 between the Company and Howard Thomson.(4)
10.4	Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(5)
10.5	Amendment Agreement dated September 26, 2008 to the Interim Agreement dated July 9, 2008 between the Company and Pyro Pharmaceuticals, Inc.(6)
10.6	Share Purchase Agreement dated April 29, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(7)
10.7	Amendment Agreement to Share Purchase Agreement dated August 12, 2009 among Terrace Ventures Inc., Marktech Acquisition Corp., Worldbid International Inc. and Geobiz Systems Inc.(8)
10.8	Earn-In Agreement (Golden Snow) dated April 26, 2011 between Pengram Corporation and Terrace Ventures Inc.(9)
10.9	Earn-In Extension Agreement (Golden Snow) dated June 29, 2011 between Pengram Corporation and Terrace Ventures Inc.(10)
10.10	Amendment Agreement dated November 17, 2012, between Pengram Corporation and Terrace Ventures Inc.(11)
10.11	Amendment Agreement dated for reference May 30, 2013, between Pengram Corporation and Terrace Ventures Inc.(11)
10.12	Amendment Agreement dated December 18, 2013, between Pengram Corporation and Terrace Ventures Inc.(12)
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on February 2, 2004.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2005.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on September 8, 2004.
(4)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on March 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 15, 2008.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 2, 2008.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 13, 2009.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 28, 2011.
(10)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on August 15, 2011.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 12, 2013.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on March 19, 2014

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