Form 10-Q
period 2013-07-31
TERRACE VENTURES INC
filed 2014-03-19
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X]  Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2013 are not necessarily indicative of the results that can be expected for the year ended April 30, 2014.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Terrace,” and the “Company” mean Terrace Ventures Inc. unless otherwise indicated.  All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

TERRACE VENTURES INC.
(An Exploration Stage Company)
July 31, 2013
(Expressed in US dollars)
(unaudited)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	July 31, 2013 $	April 30, 2013 $
	(unaudited)

ASSETS

Current Assets
Cash	3,356	716
Total Current Assets	3,356	716
Mineral property costs	5,675	5,675
Total Assets	9,031	6,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 5)	181,850	179,211
Loans payable (Note 4)	27,000	7,000
Total Liabilities	208,850	186,211

Going Concern (Note 1)
Commitments (Note 3)
Subsequent Events (Note 6)

Stockholders’ Deficit
Common stock Authorized: 400,000,000 shares, par value $0.001 Issued and outstanding: 33,160,660 shares	33,161	33,161
Additional paid-in capital	2,172,234	2,172,234
Deficit accumulated during the development stage	(2,405,214)	(2,385,215)
Total Stockholders’ Deficit	(199,819)	(179,820)
Total Liabilities and Stockholders’ Deficit	9,031	6,391

(The accompanying notes are an integral part of these financial statements)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Three Months Ended July 31, 2013 $	Three Months Ended July 31, 2012 $	Accumulated from February 20, 2001 (date of inception) to July 31, 2013 $

Revenue	–	–	–

Operating Expenses

Bad debts	–	–	214,892
Consulting fees	2,500	–	146,950
Impairment of mineral property cost	–	–	2,500
General and administrative	410	1,133	50,497
Management fees (Note 5)	7,500	7,500	235,600
Mineral exploration costs	–	5,642	97,472
Professional fees	8,922	19,990	586,301
Transfer agent and regulatory fees	461	2,581	56,307

Total Operating Expenses	19,793	36,846	1,390,519

Loss Before Other Income (Expense)	(19,793)	(36,846)	(1,390,519)

Other Income (Expense)

Interest expense	(206)	–	(2,862)
Interest income	–	–	14,491
Write-down of investment securities	–	–	(1,028,980)
Write-off of accounts payable	–	–	2,656

Total Other Income (Expense)	(206)	–	(1,014,695)

Net Loss	(19,999)	(36,846)	(2,405,214)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	33,160,660	31,930,654

(The accompanying notes are an integral part of these financial statements)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Three Months Ended July 31, 2013 $	Three Months Ended July 31, 2012 $	Accumulated from February 20, 2001 (date of inception) to July 31, 2013 $

Operating Activities

Net loss for the period	(19,999)	(36,846)	(2,405,214)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of mineral property costs	–	–	2,500
Write-down of investment securities	–	–	1,028,980
Write-off of accounts payable	–	–	2,656

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,639	27,364	179,194

Net Cash Used in Operating Activities	(17,360)	(9,482)	(1,191,884)

Investing Activities

Mineral property acquisition costs	–	–	(3,175)
Investment in investment securities	–	–	(1,028,980)

Net Cash Used in Investing Activities	–	–	(1,032,155)

Financing Activities

Proceeds from loans payable	20,000	–	27,000
Repayment of loans payable	–	(5,000)	(5,000)
Proceeds from related party	–	–	157,395
Repayment of related party	–	–	(157,395)
Proceeds from issuance of common stock	–	–	2,020,895
Proceeds from share subscriptions received	–	–	184,500

Net Cash Provided by (Used in) Financing Activities	20,000	(5,000)	2,227,395

Increase (Decrease) in Cash	2,640	(14,482)	3,356

Cash, Beginning of Period	716	69,157	–

Cash, End of Period	3,356	54,675	3,356

Cash and Cash Equivalents consists of:
Cash	1	18,063	1
Funds held in trust by lawyer	3,355	36,612	3,355

Total Cash and Cash Equivalents	3,356	54,675	3,356

Non-cash Investing and Financing Activities

Mineral properties acquired via loan payable	–	–	5,000

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
July 31, 2013
(Expressed in US dollars)
(unaudited)

1.	Basis of Presentation

Terrace Ventures Inc. was incorporated on February 20, 2001 in the State of Nevada. The Company is an exploration stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”. The Company is in the business of acquiring, exploring, and developing mineral properties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended July 31, 2013, the Company has not generated any revenues, has a working capital deficit of $205,494, and has an accumulated deficit of $2,405,214. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

To earn a further 25% interest, the Company must:

pay $100,000 on or before December 31, 2014; and incur total exploration expenditures of $1,250,000 on or before December 31, 2015.

On June 29, 2011, the $25,000 promissory note was extended to September 27, 2011 and the Company agreed to pay interest at a rate of 10% per annum. On December 31, 2011, the promissory note was increased to $30,000 with $5,000 due on March 31, 2012, $5,000 due on June 30, 2012, $10,000 due on September 30, 2012, and $10,000 due on December 31, 2012. On April 27, 2012, the Company paid $5,000 of the promissory note. On July 11, 2012, the Company paid $5,000 of the promissory note. On September 20, 2012, the $10,000 due on September 30, 2012 and December31, 2012 were each extended to February 28, 2013. On November 9, 2012, the remainder of the promissory note was cancelled.

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
July 31, 2013
(Expressed in US dollars)
(unaudited)

4.	Loans Payable

(a)	As at July 31, 2013, the Company had loans payable of $7,000 (April 30, 2013 - $7,000), which is non-interest bearing, unsecured, and due on demand.

(b)	On June 14, 2013, the Company received loan proceeds of $20,000 which bears interest at 8% per annum, is unsecured, and due on demand.

5.	Related Party Transactions

(a)	During the three months ended July 31, 2013, the Company incurred management fees of $7,500 (2012 - $7,500) to the President of the Company.

(b)	As at July 31, 2013, the Company owes $51,982 (April 30, 2013 - $45,682) to the President of the Company for management fees and general operation expenses. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

6.	Subsequent Events

(a)	On August 23, 2013, the Company received loan proceeds of Cdn$25,000 which bears interest at 10% per annum, is unsecured, and due on demand.

(b)	On January 2, 2014, the Company received loan proceeds of $2,500 which bears interest at 10% per annum, is unsecured, and due on demand.

(c)	On January 27, 2014, the Company received loan proceeds of $10,000 which bears interest at 8% per annum, is unsecured, and due on demand.

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

PLAN OF OPERATION

Over the next twelve months, our plan of operation is to focus our resources on the exploration of the Gold Snow Property.  Subject to obtaining sufficient financing, we plan to retain a consulting geologist to conduct a review of the property in order to recommend an exploration program to be conducted in summer of 2013.  Once our consulting geologist has provided us with their findings, we will determine whether to proceed with an exploration program on these properties.

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

As at July 31, 2013, we had $3,356 cash on hand.  Accordingly, we have insufficient cash on hand to proceed with our exploration on the Golden Snow Project and meet our ongoing operating costs.  As such, we will require substantial financing in order to meet our obligations.  There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended July 31		Percentage Increase / (Decrease)
	2013	2012
Revenue	$-	$-	n/a
Operating Expenses	(19,793)	(36,846)	(46.3%)
Other Income (Expenses)	(206)	-	100.0%
Net Income (Loss)	$(19,999)	$(36,846)	(45.7%)
Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

The major components of our expenses for the three months ended July 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended July 31,		Percentage Increase / (Decrease)
	2013	2012
Operating Expenses:
Consulting fees	$2,500	$-	100.0%
General and administrative	410	1,133	(63.8%)
Management fees	7,500	7,500	0.0%
Mineral exploration costs	-	5,642	(100.0%)
Professional fees	8,922	19,900	(55.2%)
Transfer agent and regulatory fees	461	2,581	(82.1%)
Sub-total	$19,793	$36,846	(46.3%)
Other Expenses:
Interest expense	206	-	100.0%
Sub-total	$206	$-	100.0%
Total Expenses	$(19,999)	$(36,846)	(45.7%)

Our operating expenses decreased during the three months ended July 31, 2013. This decrease in our operating expenses is primarily due to decreases in general and administrative expense, mineral exploration costs, professional fees and transfer agent and regulatory fees. The decrease was partially offset by increases in consulting fees.

Mineral exploration costs primarily relate to expenses incurred in connection with the Earn-In Agreement with Pengram.

Professional fees primarily relate to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

Management fees consist of amounts incurred to our sole executive officer and director for his management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At July 31, 2013	At April 30, 2013	Percentage Increase / (Decrease)
Current Assets	$3,356	$716	368.7%
Current Liabilities	(208,850)	(186,211)	12.2%
Working Capital Deficit	$(205,494)	$(185,495)	10.8%

Cash Flows

	Three Months Ended
	July 31, 2013	July 31, 2012
Net Cash Used by Operating Activities	$(17,360)	$(9,842)
Net Cash From Investing Activities	-	-
Net Cash Provided By (Used In) Financing Activities	20,000	(5,000)
Net Increase (Decrease) in Cash During Period	$(2,640)	$(14,482)

We had cash of $3,356 and a working capital deficit of $205,494 as of July 31, 2013 compared to a working capital deficit of $185,495 as of April 30, 2013.  The increase in our working capital deficit is due to an increase in accounts payable as a result of our lack of capital to meet ongoing costs.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.            CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2013 (the “Evaluation Date”).  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended April 30, 2013 (the “2013 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2013 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at July 31, 2013, we had cash on hand of $3,356. Our plan of operation calls for significant expenses in order to meet our obligations under the Earn-In Agreement.  There is no guarantee that we will exercise our option.

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

We have incurred a net loss of $2,405,214 for the period from February 20, 2001 (inception) to July 31, 2013 and have no revenues to date. Our future is dependent upon our ability to obtain financing.  Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital, we will not be able to complete our business plan.  As a result, we may have to liquidate our business and investors may lose their investment.

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