Form 10-Q
period 2013-10-31
TERRACE VENTURES INC
filed 2014-03-19
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X]  Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended October 31, 2013 are not necessarily indicative of the results that can be expected for the year ended April 30, 2014.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Terrace,” and the “Company” mean Terrace Ventures Inc. unless otherwise indicated.  All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

TERRACE VENTURES INC.
(An Exploration Stage Company)
October 31, 2013
(Expressed in US dollars)
(unaudited)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	October 31, 2013 $	April 30, 2013 $
	(unaudited)

ASSETS

Current Assets
Cash	5	716
Total Current Assets	5	716
Mineral property costs	5,675	5,675
Total Assets	5,680	6,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 5)	213,550	179,211
Loans payable (Note 4)	51,053	7,000
Total Liabilities	264,603	186,211

Going Concern (Note 1)
Commitments (Note 3)
Subsequent Event (Note 6)

Stockholders’ Deficit
Common stock Authorized: 400,000,000 shares, par value $0.001 Issued and outstanding: 33,160,660 shares	33,161	33,161
Additional paid-in capital	2,172,234	2,172,234
Deficit accumulated during the development stage	(2,464,318)	(2,385,215)
Total Stockholders’ Deficit	(258,923)	(179,820)
Total Liabilities and Stockholders’ Deficit	5,680	6,391

(The accompanying notes are an integral part of these financial statements)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Three Months Ended October 31, 2013 $	Three Months Ended October 31, 2012 $	Six Months Ended October 31, 2013 $	Six Months Ended October 31, 2012 $	Accumulated from February 20, 2001 (date of inception) to October 31, 2013 $

Revenue

Operating Expenses

Bad debts	–	–	–	–	214,892
Consulting fees	2,500	–	5,000	–	149,450
Impairment of mineral property cost	–	–	–	–	2,500
General and administrative	1,296	655	1,706	1,788	51,793
Management fees (Note 4)	7,500	7,500	15,000	15,000	243,100
Mineral exploration costs	22,371	33,601	22,371	39,243	119,843
Professional fees	23,748	23,593	32,670	43,583	610,049
Transfer agent and regulatory fees	813	5,505	1,274	8,086	57,120

Total Operating Expenses	58,227	70,854	78,021	107,700	1,448,747

Loss Before Other Income (Expense)	(58,227)	(70,854)	(78,021)	(107,700)	(1,448,747)

Other Income (Expense)

Interest expense	(876)	–	(1,082)	–	(3,738)
Interest income	–	–	–	–	14,491
Write-down of investment securities	–	–	–	–	(1,028,980)
Write-off of accounts payable	–	2,656	–	2,656	2,656

Total Other Income (Expense)	(876)	2,656	(1,082)	2,656	(1,015,571)

Net Loss	(59,103)	(68,198)	(79,103)	(105,044)	(2,464,318)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	33,160,660	33,160,660	33,160,660	32,719,465

(The accompanying notes are an integral part of these financial statements)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Six Months Ended October 31, 2013 $	Six Months Ended October 31, 2012 $	Accumulated from February 20, 2001 (date of inception) to October 31, 2013 $

Operating Activities

Net loss for the period	(79,103)	(105,044)	(2,464,318)

Adjustments to reconcile net loss to net cash used in operating activities:

Foreign exchange translation loss	696	–	696
Impairment of mineral property costs	–	–	2,500
Write-down of investment securities	–	–	1,028,980
Write-off of accounts payable	–	2,656	2,656

Changes in operating assets and liabilities:
Prepaid expenses	–	6,284	–
Accounts payable and accrued liabilities	34,339	40,077	210,894

Net Cash Used in Operating Activities	(44,068)	(56,027)	(1,218,592)

Investing Activities

Mineral property acquisition costs	–	–	(3,175)
Investment in investment securities	–	–	(1,028,980)

Net Cash Used in Investing Activities	–	–	(1,032,155)

Financing Activities

Proceeds from loans payable	43,357	–	50,357
Repayment of loans payable	–	(5,000)	(5,000)
Proceeds from related party	–	–	157,395
Repayment of related party	–	–	(157,395)
Proceeds from issuance of common stock	–	–	2,020,895
Proceeds from share subscriptions received	–	–	184,500

Net Cash Provided by (Used in) Financing Activities	43,357	(5,000)	2,250,752

Increase (Decrease) in Cash	(711)	(61,027)	5

Cash, Beginning of Period	716	69,157	–

Cash, End of Period	5	8,130	5

Cash and Cash Equivalents consists of:
Cash	1	1,116	1
Funds held in trust by lawyer	4	7,014	3,355

Total Cash and Cash Equivalents	5	8,130	3,356

Non-cash Investing and Financing Activities

Mineral properties acquired via loan payable	–	–	5,000

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
October 31, 2013
(Expressed in US dollars)
(unaudited)

1.	Basis of Presentation

Terrace Ventures Inc. (“the Company”) was incorporated on February 20, 2001 in the State of Nevada. The Company is an exploration stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”. The Company is in the business of acquiring, exploring, and developing mineral properties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended October 31, 2013, the Company has not generated any revenues, has a Working Capital Deficit of $264,598, and has an Accumulated Deficit of $2,464,318. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
October 31, 2013
(Expressed in US dollars)
(unaudited)

4.	Loans Payable

(a)	As at October 31, 2013, the Company had Loans Payable of $7,080 (April 30, 2013 - $7,000), which is non-interest bearing, unsecured, and due on demand.

(b)	On June 14, 2013, the Company received loan proceeds of $20,000 which bears interest at 8% per annum, is unsecured, and due on demand.

(c)	On August 23, 2013, the Company received loan proceeds of Cdn$25,000 (US$23,973) which bears interest at 10% per annum, is unsecured, and due on demand.

5.	Related Party Transactions

(a)	During the six months ended October 31, 2013, the Company incurred Management Fees of $15,000 (2012 - $15,000) to the President of the Company.

(b)	As at October 31, 2013, the Company owes $58,982 (April 30, 2013 - $45,682) to the President of the Company for management fees and general operation expenses. The amount is included in Accounts Payable and is non-interest bearing, unsecured, and due on demand.

6.	Subsequent Event

(a)	On January 2, 2014, the Company received loan proceeds of $2,500 which bears interest at 10% per annum, is unsecured, and due on demand.

(b)	On January 27, 2014, the Company received loan proceeds of $10,000 which bears interest at 8% per annum, is unsecured, and due on demand.

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

As at October 31, 2013, we had $5 cash on hand.  Accordingly, we have insufficient cash on hand to proceed with our exploration on the Golden Snow Project and meet our ongoing operating costs.  As such, we will require substantial financing in order to meet our obligations.  There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended October 31,		Percentage Increase / (Decrease)	Six Months Ended October 31,		Percentage Increase / (Decrease)
	2013	2012		2013	2012
Revenue	$-	$-	n/a	$-	$-	n/a
Operating Expenses	(58,277)	(70,854)	(17.8%)	(78,021)	(107,700)	(27.6%)
Other Income (Expenses)	(876)	2,656	(133.0%)	(1,082)	2,656	(140.7%)
Net Income (Loss)	$(59,103)	$(68,198)	(13.3%)	$(79,103)	$(105,044)	(24.7%)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

The major components of our expenses for the three and six months ended October 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended October 31,		Percentage Increase / (Decrease)	Six Months Ended October 31,		Percentage Increase / (Decrease)
	2013	2012		2013	2012
Operating Expenses:
Consulting fees	2,500	-	100.0%	5,000	-	100.0%
General and administrative	1,296	655	97.9%	1,706	1,788	(4.6%)
Management fees	7,500	7,500	0.0%	15,000	15,000	0.0%
Mineral exploration costs	22,371	33,601	(33.4%)	22,371	39,243	(43.0%)
Professional fees	23,748	23,593	0.7%	32,670	43,583	(25.0%)
Transfer agent and regulatory fees	813	5,505	(85.2%)	1,274	8,086	(84.2%)
Sub-total	$58,277	$70,854	(17.8%)	$78,021	$107,700	(27.6%)
Other Expenses:
Interest expense	876	-	100.0%	1,082	-	100.0%
Write-off of payables	-	(2,656)	(100.0%)	-	(2,656)	(100.0%)
Sub-total	$876	$(2,656)	(133.0%)	$1,082	$(2,656)	(140.7%)
Total Expenses	$(59,103)	$(68,198)	(13.3%)	$(79,103)	$(105,044)	(24.7%)

Our operating expenses decreased during the three months ended October 31, 2013. This decrease in our operating expenses is primarily due to decreases in mineral exploration costs and transfer agent and regulatory fees. The decrease was partially offset by increases in general and administrative expenses, professional fees and consulting fees.

Our operating expenses decreased during the six months ended October 31, 2013. This decrease in our operating expenses is primarily due to decreases in mineral exploration costs, professional fees and transfer agent and regulatory fees. The decrease was partially offset by increases in consulting fees.

Mineral exploration costs primarily relate to expenses incurred in connection with the Earn-In Agreement with Pengram.

Professional fees primarily relate to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

Management fees consist of amounts incurred to our sole executive officer and director for his management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At October 31, 2013	At April 30, 2013	Percentage Increase / (Decrease)
Current Assets	$5	$716	(99.3%)
Current Liabilities	(264,603)	(186,211)	41.7%
Working Capital Deficit	$(264,598)	$(185,495)	42.6%

Cash Flows

	Six Months Ended
	October 31, 2013	October 31, 2012
Net Cash Used by Operating Activities	$(44,068)	$(56,027)
Net Cash From Investing Activities	-	-
Net Cash Provided By (Used In) Financing Activities	43,357	(5,000)
Net Increase (Decrease) in Cash During Period	$(711)	$(61,207)

We had cash of $5 and a working capital deficit of $264,598 as of October 31, 2013 compared to a working capital deficit of $185,495 as of April 30, 2013.  The increase in our working capital deficit is due to an increase in accounts payable and loans payable as a result of our lack of capital to meet ongoing costs.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.            CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2013 (the “Evaluation Date”).  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended April 30, 2013 (the “2013 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2013 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at October 31, 2013, we had cash on hand of $5. Our plan of operation calls for significant expenses in order to meet our obligations under the Earn-In Agreement.  There is no guarantee that we will exercise our option.

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

We have incurred a net loss of $2,464,318 for the period from February 20, 2001 (inception) to October 31, 2013 and have no revenues to date. Our future is dependent upon our ability to obtain financing.  Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital, we will not be able to complete our business plan.  As a result, we may have to liquidate our business and investors may lose their investment.

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

We have no mineral reserves.  If we do not find a mineral reserve containing gold or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and you will lose your investment.  Mineral exploration, particularly for gold, is highly speculative.  It involves many risks and is often non-productive.  Even if we are able to find mineral reserves on our properties, our production capability is subject to further risks including:

-	Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for
-	Availability and costs of financing;
-	Ongoing costs of production; and
-	Environmental compliance regulations and restraints.

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