Form 10-Q
period 2014-01-31
TERRACE VENTURES INC
filed 2014-03-26
CIK 821899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X]  Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2014

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
Yes  [  ]   No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of March 20, 2014, the Registrant had 33,160,660 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended January 31, 2014 are not necessarily indicative of the results that can be expected for the year ended April 30, 2014.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Terrace,” and the “Company” mean Terrace Ventures Inc. unless otherwise indicated.  All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

TERRACE VENTURES INC.
(An Exploration Stage Company)
January 31, 2014
(Expressed in US dollars)
unaudited)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	January 31, 2014 $	April 30, 2013 $
	(unaudited)

ASSETS

Current Assets
Cash and cash equivalents	10,420	716
Total Current Assets	10,420	716
Mineral property costs	5,675	5,675
Total Assets	16,095	6,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	237,876	179,211
Loans payable (Note 5)	62,025	7,000
Total Liabilities	299,901	186,211

Going Concern (Note 1)
Commitments (Note 3)

Stockholders’ Deficit
Common stock Authorized: 400,000,000 shares, par value $0.001 Issued and outstanding: 33,160,660 shares	33,161	33,161
Additional paid-in capital	2,172,234	2,172,234
Deficit accumulated during the exploration stage	(2,489,201)	(2,385,215)
Total Stockholders’ Deficit	(283,806)	(179,820)
Total Liabilities and Stockholders’ Deficit	16,095	6,391

(The accompanying notes are an integral part of these financial statements)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Three Months Ended January 31, 2014 $	Three Months Ended January 31, 2013 $	Nine Months Ended January 31, 2014 $	Nine Months Ended January 31, 2013 $	Accumulated from February 20, 2001 (date of inception) to January 31, 2014 $

Revenue	–	–	–	–	–

Operating Expenses

Bad debts	–	–	–	–	214,892
Consulting fees	2,500	–	7,500	–	151,950
General and administrative	(904)	1,745	802	3,533	50,889
Management fees (Note 4)	7,500	7,500	22,500	22,500	257,100
Mineral exploration costs	2,060	7,494	24,431	46,737	124,403
Professional fees	11,960	19,288	44,630	62,871	615,509
Transfer agent and regulatory	508	1,159	1,782	9,245	57,628

Total Operating Expenses	23,624	37,186	101,645	144,886	1,472,371

Loss Before Other Income (Expense)	(23,624)	(37,186)	(101,645)	(144,886)	(1,472,371)

Other Income (Expense)

Interest expense	(1,259)	–	(2,341)	–	(4,997)
Interest income	–	–	–	–	14,491
Write-down of investment securities	–	–	–	–	(1,028,980)
Write-off of accounts payable	–	2,656	–	2,656	2,656

Total Other Income (Expense)	(1,259)	2,656	(2,341)	2,656	(1,016,830)

Net Loss	(24,883)	(34,530)	(103,986)	(142,230)	(2,489,201)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	33,160,660	33,160,660	33,160,660	32,878,878

(The accompanying notes are an integral part of these financial statements)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Nine Months Ended January 31, 2014 $	Nine Months Ended January 31, 2013 $	Accumulated from February 20, 2001 (date of inception) to January 31, 2014 $

Operating Activities

Net loss for the period	(103,986)	(142,230)	(2,489,201)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange translation loss	1,668	–	1,668
Impairment of mineral property costs	–	–	2,500
Write-down of investment securities	–	–	1,028,980
Write-off of accounts payable	–	2,656	2,656

Changes in operating assets and liabilities:
Prepaid expenses	–	8,519	–
Accounts payable and accrued liabilities	58,665	68,674	235,220

Net Cash Used in Operating Activities	(43,653)	(62,381)	(1,218,177)

Investing Activities

Investment in investment securities	–	–	(3,175)
Investment in mineral property	–	–	(1,028,980)

Net Cash Used in Investing Activities	–	–	(1,032,155)

Financing Activities

Proceeds from loans payable	53,357	–	60,357
Repayment of loans payable	–	(5,000)	(5,000)
Proceeds from related party	–	–	157,395
Repayment of related party	–	–	(157,395)
Proceeds from issuance of common stock	–	–	184,500
Proceeds from share subscriptions received	–	–	2,020,895

Net Cash Provided by (Used in) Financing Activities	53,357	(5,000)	2,260,752

Increase (Decrease) in Cash and Cash Equivalents	9,704	(67,381)	10,420

Cash and Cash Equivalents, Beginning of Period	716	69,157	–

Cash and Cash Equivalents, End of Period	10,420	1,776	10,420

Cash and Cash Equivalents consists of:
Cash	1	21	1
Funds held in trust by lawyer	10,419	1,755	10,419

Total Cash and Cash Equivalents	10,420	1,776	10,420

Non-cash investing and financing activities

Mineral properties acquired via loan payable	–	–	25,000
Cancellation of loan payable offset against mineral property costs	–	(20,000)	(20,000)

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
January 31, 2014
(Expressed in US dollars)
(unaudited)

1.	Basis of Presentation

Terrace Ventures Inc. (the “Company”) was incorporated on February 20, 2001 in the State of Nevada. The Company is an exploration stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”. The Company is in the business of acquiring, exploring, and developing mineral properties.

The accompanying financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As at January 31, 2014, the Company has not generated any revenues, has a working capital deficit of $289,481 and has an accumulated deficit of $2,489,201. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

TERRACE VENTURES INC.
(An Exploration Stage Company)
Notes to the financial statements
January 31, 2014
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

4.	Related Party Transactions

(a)	During the nine months ended January 31, 2014, the Company incurred management fees of $22,500 (2013 - $22,500) to the President of the Company.

(b)	As at January 31, 2014, the Company owes $66,482 (April 30, 2013 - $45,682) to the President of the Company for management fees and general operation expenses. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

5.	Loans Payable

(a)	As at January 31, 2014, the Company had loans payable of $7,080 (April 30, 2013 - $7,000), which is non-interest bearing, unsecured, and due on demand.

(b)	As at January 31, 2014, the Company had loans payable of $30,000 (April 30, 2013 - $nil), which bears interest at 8% per annum, is unsecured, and due on demand.

(c)	As at January 31, 2014, the Company had loans payable of $2,500 and $22,445 (Cdn$25,000) (April 30, 2013 - $nil), which bears interest at 10% per annum, is unsecured, and due on demand.

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

As at January 31, 2014, we had $10,420 cash on hand.  Accordingly, we have insufficient cash on hand to proceed with our exploration on the Golden Snow Project and meet our ongoing operating costs.  As such, we will require substantial financing in order to meet our obligations.  There is no assurance that we will be able to acquire such financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three Months and Nine months Summary

	Three Months Ended January 31		Percentage Increase / (Decrease)		Nine months Ended January 31		Percentage Increase / (Decrease)
	2014	2013			2014	2013
Revenue	$-	$-	n/a		$-	$-	n/a
Operating Expenses	(23,624)	(37,186)	(36.5%	)	(101,645)	(144,886)	(29.8%	)
Other Income (Expenses)	(1,259)	2,656	(147.4%	)	(2,341)	2,656	(188.1%	)
Net Income (Loss)	$(24,883)	$(34,530)	(27.9%	)	$(103,986)	$(142,230)	(26.9%	)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

The major components of our expenses for the three and nine months ended January 31, 2014 and 2013 are outlined in the table below:

	Three Months Ended January 31,		Percentage Increase / (Decrease)		Nine months Ended January 31,		Percentage Increase / (Decrease)
	2014	2013			2014	2013
Operating Expenses:
Consulting fees	$2,500	$-	100.0%		$7,500	$-	100.0%
General and administrative	(904)	1,745	(151.8%	)	802	3,533	(77.3%	)
Management fees	7,500	7,500	0.0%		22,500	22,500	0.0%
Mineral exploration costs	2,060	7,494	(72.5%	)	24,431	46,737	(47.7%	)
Professional fees	11,960	19,288	(38.0%	)	44,630	62,871	(29.0%	)
Transfer agent and regulatory fees	508	1,159	(56.2%	)	1,782	9,245	(80.7%	)
Sub-total	$23,624	$37,186	(36.5%	)	$101,645	$144,886	(29.8%	)
Other Income/Expenses:
Interest expense	1,259	-	100.0%		2,341	-	100.0%
Write-off of accounts payable	-	(2,656)	(100.0%	)	-	(2,656)	(100.0%	)
Sub-total	$1,259	$(2,656)	(147.4%	)	$2,341	$(2,656)	(188.1%	)
Total Expenses	$(24,883)	$(34,530)	(27.9%	)	$(103,986)	$(142,230)	(26.9%	)

Our operating expenses decreased during the three and nine months ended January 31, 2014. This decrease in our operating expenses is primarily due to decreases in general and administrative expenses, mineral exploration costs, professional fees, and transfer agent and regulatory fees.

Mineral exploration costs primarily relate to expenses incurred in connection with the Earn-In Agreement with Pengram.

Professional fees primarily relate to expenses incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.

Management fees consist of amounts incurred to our sole executive officer and director for his management consulting services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At January 31, 2014	At April 30, 2013	Percentage Increase / (Decrease)
Current Assets	$10,420	$716	1355.3%
Current Liabilities	(299,901)	(186,211)	61.1%
Working Capital Deficit	$(289,481)	$(185,495)	56.1%

Cash Flows

	Nine months Ended
	January 31, 2014	January 31, 2013
Net Cash Used by Operating Activities	$(43,653)	$(62,381)
Net Cash From Investing Activities	-	-
Net Cash Provided By (Used In) Financing Activities	53,357	(5,000)
Net Increase (Decrease) in Cash During Period	$9,704	$(67,381)

We had cash of $10,420 and a working capital deficit of $289,481 as of January 31, 2014 compared to a working capital deficit of $185,495 as of April 30, 2013.  The increase in our working capital deficit is due to an increase in accounts payable and loans payable as a result of our lack of capital to meet ongoing costs.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.            CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2014 (the “Evaluation Date”).  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended April 30, 2013 (the “2013 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2013 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at January 31, 2014, we had cash on hand of $10,420. Our plan of operation calls for significant expenses in order to meet our obligations under the Earn-In Agreement.  There is no guarantee that we will exercise our option.

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

We have incurred a net loss of $2,489,201 for the period from February 20, 2001 (inception) to January 31, 2014 and have no revenues to date. Our future is dependent upon our ability to obtain financing.  Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital, we will not be able to complete our business plan.  As a result, we may have to liquidate our business and investors may lose their investment.

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

TERRACE VENTURES INC.

Date:	March 25, 2014	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)